Form 10QSB
period 1996-03-31
FAMILY GOLF CENTERS INC
filed 1996-05-15
CIK 929941

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-QSB

(Mark One)

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
 X       EXCHANGE ACT OF 1934
- - ---

For the quarterly period March 31, 1996
                         --------------

                                    OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
- - ---

For the tansition period from       to
                             -------   --------

                      Commission File Number: 0-25908

                          Family Golf Centers, Inc.
- - --------------------------------------------------------------------------------
              (Exact name of Registrant as specified in its Charter)

          Delaware                                    11-3223246
- - --------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                           225 Broadhollow Road
                         Melville, New York 11747
- - --------------------------------------------------------------------------------
                  (Address of principal executive offices)

                             (516) 694-1666
                   --------------------------------------
                        (Registrant's telephone number)

- - --------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if changed since last Report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the pst 90 days.

 Yes  X   No
     ---     ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding as of May 10, 1996
- - ----------------------------------            ------------------------------
Common Stock, par value $.01 per share                   8,598,025

Transitional Small Business Disclosure Format (Check one): Yes      No  X
                                                               ---     ---

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             INTRODUCTORY COMMENT

        The condensed consolidated financial statements included herein have been prepared by Family Golf Centers, Inc. ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management of the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the notes thereto. In the opinion of the management of the Company, the condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the results for the interim periods to which these financial statements relate.

The results of operations of the Company for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 MARCH 31,
                                                                   1996        DECEMBER 31,
                                                                (UNAUDITED)        1995
                                                              -------------  --------------
                            ASSETS
Current Assets:
 Cash and cash equivalents ..................................   $11,147,000    $23,121,000
 Inventories (Note B) .......................................     3,019,000      1,941,000
 Prepaid expenses and other current assets (Note C)  ........     2,358,000        999,000
                                                              -------------  --------------
  Total current assets ......................................    16,524,000     26,061,000
Property and equipment ......................................    44,027,000     33,330,000
Loan acquisition costs ......................................       222,000        234,000
Deferred tax benefit ........................................       116,000        116,000
Other assets ................................................     1,567,000      1,205,000
Excess of cost over fair value of assets acquired  ..........       674,000        636,000
                                                              -------------  --------------
   TOTAL ....................................................   $63,130,000    $61,582,000
                                                              =============  ==============
                         LIABILITIES
Current liabilities:
 Accounts payable and accrued expenses ......................   $ 2,051,000    $ 3,044,000
 Income taxes payable .......................................            --        569,000
 Current portion of long-term obligations ...................     1,523,000      1,850,000
                                                              -------------  --------------
  Total current liabilities .................................     3,574,000      5,463,000
Long-term obligations (less current portion) ................     7,229,000      6,343,000
Deferred rent ...............................................       103,000        116,000
Other liabilities ...........................................       238,000        272,000
                                                              -------------  --------------
  Total liabilities .........................................    11,144,000     12,194,000
                                                              -------------  --------------
Commitments, contingencies and other matters
                     STOCKHOLDERS' EQUITY
Preferred stock-authorized 1,000,000 shares, none
 outstanding
Common stock, authorized 10,000,000 shares, $.01 par value,
 8,489,325 and 8,318,045 shares outstanding at March 31,
 1996 and December 31, 1995, respectively ...................        85,000         83,000
Additional paid-in capital ..................................    50,909,000     48,347,000
Retained earnings ...........................................     1,027,000        958,000
Treasury stock ..............................................       (35,000)            --
                                                              -------------  --------------
  Total stockholders' equity ................................    51,986,000     49,388,000
                                                              -------------  --------------
   TOTAL ....................................................   $63,130,000    $61,582,000
                                                              =============  ==============

The accompanying notes to financial statements are an integral part hereof.

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                              --------------------------
                                                   1996          1995
                                              ------------  ------------
Operating revenues ..........................   $2,691,000    $1,360,000
Merchandise sales ...........................      671,000       422,000
                                              ------------  ------------
  Total revenue .............................    3,362,000     1,782,000
Operating expenses ..........................    2,252,000     1,061,000
Cost of merchandise sold ....................      457,000       295,000
Selling, general and administrative expenses       643,000       352,000
                                              ------------  ------------
Income from operations ......................       10,000        74,000
Interest expense ............................     (100,000)      (92,000)
Other income ................................      197,000        22,000
                                              ------------  ------------
Income before income taxes ..................      107,000         4,000
Income tax expense ..........................       38,000         2,000
                                              ------------  ------------
Net income ..................................   $   69,000    $    2,000
                                              ============  ============
Net income per share ........................   $     0.01    $     0.00
Weighted average shares outstanding  ........    8,648,000     4,938,000

 The accompanying notes to financial statements are an integral part hereof.

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                            -----------------------------
                                                                  1996           1995
                                                            --------------  -------------
Cash flows from operating activities:
 Net income ...............................................   $     69,000    $     2,000
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization ...........................        251,000        173,000
  (Increase) in inventories ...............................     (1,079,000)      (430,000)
  (Increase) in prepaid expenses and other current assets       (1,313,000)      (513,000)
  (Increase) in other assets ..............................       (205,000)       (65,000)
  Increase (decrease) in accounts payable and accrued
   expenses ...............................................     (1,352,000)       444,000
  (Decrease) in income taxes payable ......................       (569,000)            --
  (Decrease) in deferred rent .............................        (12,000)       (18,000)
  (Decrease) in other liabilities .........................        (35,000)        (9,000)
                                                            --------------  -------------
   Net cash (used in) operating activities ................     (4,245,000)      (416,000)
                                                            --------------  -------------
Cash flows from investing activities:
 Acquisitions of fixed assets .............................     (6,668,000)    (1,584,000)
 (Increase) in security deposits ..........................             --       (100,000)
                                                            --------------  -------------
   Net cash (used in) investing activities ................     (6,668,000)    (1,684,000)
                                                            --------------  -------------
Cash flows from financing activities:
 Loan acquisition costs ...................................             --         31,000
 (Decrease) in due to officers ............................             --       (231,000)
 Proceeds from bank loans .................................             --        479,000
 Repayment of bank loans ..................................     (1,141,000)      (302,000)
 Proceeds from the exercise of options and warrants  ......         80,000             --
                                                            --------------  -------------
   Net cash provided by financing activities ..............     (1,061,000)       (23,000)
                                                            --------------  -------------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS ...............    (11,974,000)    (2,123,000)
Cash and cash equivalents -- beginning of period  .........     23,121,000      2,296,000
                                                            --------------  -------------
CASH AND CASH EQUIVALENTS -- END OF PERIOD ................   $ 11,147,000    $   173,000
                                                            ==============  =============
Supplemental and noncash disclosure:
 Acquisition of property in exchange for common stock  ....   $  2,241,000             --
 Acquisition of property subject to mortgage and notes  ...      1,700,000             --
 Treasury stock in exchange for note receivable  ..........         35,000             --
 Issuance of compensatory warrants ........................        245,000             --
 Property additions accrued but not paid ..................        359,000    $   580,000
 Interest paid ............................................        225,000        211,000
 Taxes paid ...............................................        954,000          6,000

 The accompanying notes to financial statements are an integral part hereof.

                 FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1996

(NOTE A) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

[1] THE COMPANY:

        The Company (as defined below), designs, constructs and operates family golf centers. The golf centers offer golf lessons and a wide variety of practice opportunities, including facilities for practicing driving, pitching, putting, chipping and sand play. In addition, most centers have a pro shop, miniature golf courses, a snack bar and electronic video games.

        Through an agreement with Golden Bear Golf Centers, Inc. ("GBI"), the Company is licensed to use the name "Golden Bear" for certain of the Company's golf centers. The license agreement is terminable by GBI under certain conditions.

[2] PRINCIPLES OF COMBINATION:

        The consolidated financial statements include the accounts of Family Golf Centers, Inc. ("FGCI") and its wholly owned subsidiaries (the "Company"). All significant intercompany transactions and accounts have been eliminated.

(NOTE B) INVENTORIES

        Inventory consists of merchandise for sale in the pro shop at each facility and is valued at the lower of cost on a first-in, first-out basis or market.

(NOTE C) PREPAID EXPENSES AND OTHER CURRENT ASSETS:

        Prepaid expenses and other current assets consists principally of short term expenses paid in advance, credit card receivables, receivables from others and pre-opening costs.

(NOTE D) ACQUISITIONS

        In February and March 1996, the Company acquired a combination golf center and 9-hole golf course in Mesa, Arizona ("Mesa"), a combination golf center and 9-hole golf course located in Virginia Beach, Virginia ("Virginia Beach") and a 17-acre property on which there is a driving range, a miniature golf course, batting cages, a pro shop and a club house located in Flemington, New Jersey ("Flemington"). The Company filed a Form 8-K, dated February 28, 1996, under Item 5. Other matters, with respect to the acquisition of Mesa. The Company filed a Form 8-K, dated March 6, 1996, under Item 5. Other matters, with respect to the acquisitions of Virginia Beach and Flemington. The aggregate purchase price of these three properties was approximately $8.5 million, consisting of cash, common stock of the Company and notes.

        During the year ended December 31, 1995, the Company acquired (i) Pelham Enterprises, Inc. ("Greenville"), an existing golf driving range located in Greenville, South Carolina, (ii) Hiland Park Golf Course ("Queensbury"), an 18-hole golf course and restaurant and catering facility located in Queensbury, New York, (iii) RFC Enterprises, Inc. ("Richmond"), a golf center located in Glen Allen, Virginia, (iv) 56 acres of land in Duluth, Georgia ("Duluth"), on which the Company is constructing an 18-hole golf course adjacent to an existing driving range, (v) 26 acres of land from Upper Hembree Partners, L.P. in Alpharetta, Georgia ("Alpharetta"), on which there is an existing golf center,
(vi) Golf Masters Limited Partnership and Air Dome Limited Partnership in Valley View, Ohio ("Valley View"), a 5-acre property on which there is a domed indoor driving range and 14 adjacent acres which the Company has leased and intends to build an outdoor driving range, and (vii) The Practice Tee, Inc. ("TPT"), which operates a combination Golden Bear Golf Center and golf course facility in El Segundo, California and a combination golf center and 9-hole golf course facility in Gilroy, California.

        Subsequent to March 31, 1996 the Company consummated the purchase of 202 Golf Associates, Inc. ("Yorktown Heights"), a 14-acre property on which there is an existing golf recreational facility. The Company intends to build a miniature golf course and batting cages on this property. The Company filed a Form 8-K dated April 8, 1996, under Item 5. Other matters, with respect to the acquisition of Yorktown Heights.

        Had the acquisitions of Virginia Beach, Flemington and Yorktown Heights been made on January 1, 1996 (unaudited) pro forma sales, earnings (loss) and earnings (loss) per share would have been $3.5 million, ($17,000) and $0.00 respectively for the three months ended March 31, 1996. The operations of Mesa were not material to the operations of the Company.

        Had the acquisitions of Greenville, Queensbury, Richmond, Alpharetta, Valley View, TPT, Virginia Beach, Flemington and Yorktown Heights been made on January 1, 1995 (unaudited) pro forma sales, earnings and earnings per share would have been $16.1 million, $346,000 and $0.06 respectively for the year ended December 31, 1995. The operations of Duluth and Mesa were not material to the operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

        Family Golf Centers, Inc. operates golf-related recreational centers and one golf club. The golf centers, designed to appeal to the entire family, offer golf lessons and a wide variety of practice opportunities, including facilities for practicing driving, pitching, putting, chipping and sand play. Most golf centers are designed around an enclosed two-tier, heated driving range which permits year-round use. Most centers also include a coaching studio and a 4,000
- - - 6,000 square foot clubhouse, including a full-line pro shop. In addition, most golf centers have a miniature golf course, a cafe or snack bar and electronic video games. The golf club includes an 18-hole championship course, a pro shop, a driving range, two restaurants and complete banquet facilities.

        As of March 31, 1996, the Company owns, leases or manages 18 golf facilities (comprised of 14 golf centers and four combination golf center and golf course facilities located in eight states). Of the golf centers, seven are currently operated under the name "Golden Bear Golf Centers", licensed from Jack Nicklaus' licensing company, Golden Bear Golf Centers, Inc.

RESULTS OF OPERATIONS

        The following table sets forth selected operations data of the Company expressed as a percentage of total revenue (except for operating expenses which is expressed as a percentage of operating revenue and cost of merchandise sold which is expressed as a percentage of merchandise sales) for the periods indicated below:



                                          THREE MONTHS ENDED MARCH 31,
                                          ----------------------------
                                               1996          1995
                                               ----          ----
Operating revenues ..................          80.0%         76.3%
Merchandise sales ...................          20.0%         23.7%
Total revenue .......................         100.0%        100.0%

Operating expenses ..................          83.7%         78.0%
Cost of merchandise sold ............          68.1%         70.0%
Selling, general and admin. expenses           19.1%         19.7%
Income from operations ..............           0.3%          4.1%
Interest expense ....................           3.0%          5.2%
Other income ........................           5.9%          1.3%

Income before income taxes ..........           3.2%          0.2%
Income tax expense ..................           1.1%          0.1%
Net income ..........................           2.1%          0.1%





THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

        Results for the period ended March 31, 1996 reflect the operations of nine golf centers (Farmingdale, Elmsford, Wayne, Syracuse, Greenville, Duluth, El Segundo, Gilroy and Valley View) for the full period, operations of the Douglaston and Alpharetta golf centers (which were undergoing renovation for one month), and the Henrietta and Mesa golf centers for approximately two months, operations of the Richmond golf center (which was undergoing renovation for two months) and the Virginia Beach golf center for approximately one month, the operations of the Flemington golf center for less than one month, and the pro shop and food service operations only of the Utica and Queensbury facilities. Results for the period ended March 31, 1995 reflect the operations of Farmingdale, Wayne and Elmsford golf centers for the full period, operations of the indoor portion of the Syracuse golf center for approximately two and a half months, operations of the Douglaston golf center for approximately half of the period, and pro shop revenues only for the Utica golf center. As a result of the change in the number of golf centers open from period to period, the comparison between the 1996 and 1995 periods may not necessarily be meaningful.

        Total revenue for the three months ended March 31, 1996 were $3.4 million as compared to $1.8 million for the same period in 1995, an increase of $1.6 million (89.0%). The overall increase in revenue is attributed to having additional golf centers in operation during the 1996 period, as described above, partially offset by severe winter conditions in the Northeast and Southeast regions, which decreased total revenue in 1996, relative to the mild winter experienced in the Northeast in 1995. Total revenue for the four golf centers operating for the three months ended March 31, 1996 and 1995 (Farmingdale, Wayne, Elmsford, and Syracuse) decreased to $1.4 million in 1996 from $1.6 million in the 1995 period, a decrease of 7.7%.

        Operating revenues, consisting of all sales except merchandise sales, amounted to $2.7 million for the three months ended March 31, 1996, as compared to $1.4 million for the comparable 1995 period, an increase of $1.3 million (98.0%). The overall increase in revenue was primarily attributable to having additional golf centers in operation during the 1996 period.

        Merchandise sales, consisting of golf clubs, balls, bags, gloves, videos, apparel and related accessories amounted to $671,000 for the three months ended March 31, 1996 as compared to $422,000 for the comparable 1995 period. The increase in merchandise sales of $249,000 (59.0%) was primarily due to the contribution of new locations added during 1995.

        Operating expenses, consisting of operating wages and employee costs, land rent, depreciation of golf driving range facilities and equipment, utilities and all other facility operating costs, increased to $2.3 million (83.7% of operating revenue) in the 1996 period from $1.1 million (78.0% of operating revenue) in the 1995 period. The increase of $1.2 million (112.0%) was primarily due to the operating costs of locations that were not operated by the Company during the 1995 period.

        The cost of merchandise sold increased to $457,000 (68.1% of merchandise sales) in the 1996 period from $295,000 (69.9% of merchandise sales) in the comparable 1995 period.

        Selling, general and administrative expenses for the three months ended March 31, 1996 amounted to $643,000 (19.1% of total revenue) compared to $352,000 (19.7% of total revenue) in the comparable 1995 period, an increase of $291,000 (83.0%), primarily due to the expenses associated with operating additional golf centers.

        Interest expense increased to $100,000 for the three months ended March 31, 1996 from $92,000 in the comparable 1995 period. Other income, primarily interest income, increased to $197,000 in the 1996 period from $92,000 in the comparable 1995 period. The increase in interest income is attributable to the receipt of proceeds from the Company's public offering in December 1995.

        The Company had income before income taxes for the three months ended March 31, 1996 of $107,000 compared to income of $4,000 in the comparable 1995 period. Net income for the three months ended March 31, 1996 amounted to $69,000 as compared to $2,000 for the comparable 1995 period.



LIQUIDITY AND CAPITAL RESOURCES



        At March 31, 1996, the Company had a working capital of $13.0 million compared to $20.6 million at December 31, 1995, which decrease was principally due to the acquisition of golf facilities and capital expenditures during the three months ended March 31, 1996.


        The cash requirements of funding the Company's expansion have historically exceeded cash flow from operations. Accordingly, the Company has satisfied its capital needs primarily through debt and equity financing. The Company currently anticipates that it will continue to satisfy its capital needs through additional debt or equity financing until the Company has established an adequate number of profitable centers to support its growth through internal cash flow.


        The Company's outstanding indebtedness as of March 31, 1996 of $8.75 million bears interest at fixed and variable rates currently ranging from 5.25% to 10.5%. The Company entered into an agreement with Taipei Bank, New York Agency for a construction loan of up to $1.7 million for the development of the golf facility at Henrietta, New York. This loan bears interest at the prime rate plus 2% per annum, and is due May 14, 1997. As of March 31, 1996, the Company had drawn down an aggregate amount of $1.5 million under this loan.


        The Company has a $5 million line of credit with Chemical Bank. As of March 31, 1996, the Company had no amounts outstanding under its line of credit with Chemical Bank. Amounts outstanding under this credit line bear interest at prime plus 1.5%.


        The Company anticipates making substantial additional expenditures in connection with the acquisition and operating of new golf facilities and capital improvements to existing facilities. Golf center opening expenditures primarily relate to projected golf center construction and opening costs, associated marketing activities and the addition of personnel. From time to time, the Company acquires, rather than leases, the land on which its golf courses are located, which entails additional expenditures. Based on the

Company's experience with its existing golf centers, the Company believes that the cost of opening or acquiring a golf center generally will not exceed $3.5 million (exclusive of land costs). However, there can be no assurance that golf center opening or acquisition costs will not exceed $3.5 million. Golf center acquisition costs vary substantially depending on the location and status of the acquired property (i.e., whether significant improvements are necessary) and whether the Company acquires or leases the related land. Land acquisition costs vary substantially depending on a number of factors, including principally location. To the extent that the Company acquires any golf courses, the Company may be required to make capital improvements to these courses, depending again upon the location and status of the acquired property. The cost of golf course acquisitions depends, to a large extent, upon the price of the land and may substantially exceed the anticipated cost of golf center acquisitions.



TRENDS



        The Company plans to open additional golf centers. As such additional golf centers commence operations, total revenue should continue to increase. In addition, the Company believes that as its currently opened golf centers mature, revenue and operating income from such centers should increase due to customer awareness, programs marketing the golf centers to various special interest groups, expanding ties to the local business and golfing community, marketing programs, and the growing popularity of golf. Such increases may be partially offset by initial losses from pre-opening costs and initial operating losses associated with new golf centers.


        In January 1996, the Company opened the domed portion of a Golden Bear Golf Center in Henrietta, New York. The Company intends to complete construction of the outdoor part of the golf center.


        In February and March 1996, the Company acquired a combination golf center and 9-hole golf course in Mesa, Arizona, a combination golf center and 9-hole golf course located in Virginia Beach, Virginia and a 17 acre property on which there is a driving range, miniature golf course, batting cages, a pro shop and a club house located in Flemington, New Jersey. The aggregate purchase price of these three properties was approximately $8.5 million, consisting of cash, common stock of the Company and notes, or a combination thereof.


        On April 8, 1996 the Company consummated the purchase of approximately 14 acres of land in Yorktown Heights, New York on which there is an existing golf recreations facility. The Company intends to build a miniature golf course and batting cages on this property.

SEASONALITY



        Historically, the second and third quarters accounted for a greater portion of the Company's operating income than have first and fourth quarters of the year. This is primarily due to an outdoor playing season limited by inclement weather. Although most of the Company's facilities are designed to be all-weather, portions of such facilities, such as miniature golf courses which are outdoors, tend to be vulnerable to weather conditions. One of the Company's golf centers and one golf course are closed during a portion of the winter. Also, golfers are less inclined to practice when weather conditions limit their ability to play golf on outdoor courses. The Company believes that the Company's recent expansion into areas (Arizona, California, Georgia, Virginia) where inclement weather may have less of an impact on the outdoor playing season than in the Northeast may mitigate to some extent this seasonal pattern somewhat. Nonetheless, this seasonal pattern, as well as the timing of new center openings, may cause the Company's results of operations to vary significantly from quarter to quarter. Accordingly, period-to-period comparisons are not necessarily meaningful and should not be relied on as indicative of future results.



INFLATION



        There was no significant impact on the Company's operations as a result of inflation during the three months ended March 31, 1996.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                       None

Item 2. Change in Securities                                    None

Item 3. Default upon Senior Securities                          None

Item 4. Submission of Matters to a Vote of Security Holders     None

Item 5. Other Information                                       None

Item 6. Exhibits and Reports on Form 8-K


        (a) Exhibits
            --------
            None

        (b) Reports on Form 8-K
            -------------------
            See Note D--Acquisitions in the Notes to Condensed Consolidated Financial Statements in Part 1--Financial Information of this Form 10-QSB.

                                SIGNATURE




        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:  Melville, NY
        May 14, 1996



                                FAMILY GOLF CENTERS, INC.
                                        (Registrant)




                                By:__________________________________
                                        KRISHNAN P. THAMPI
                                        Executive Vice President,
                                        Chief Financial Officer,
                                        Chief Operating Officer,
                                        Secretary and Treasurer