Form 10-Q
period 1996-06-30
FAMILY GOLF CENTERS INC
filed 1996-08-14
CIK 929941

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
  [X]    EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1996

                                      OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  [ ]    EXCHANGE ACT OF 1934

For the transition period from __________to__________

                        Commission File Number: 0-25098

                           Family Golf Centers,Inc.
- ------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

         Delaware                                  11-3223246
- ------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                             225 Broadhollow Road
                           Melville, New York 11747
- ------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (516) 694-1666
- ------------------------------------------------------------------------------
                       (Registrant's telephone number)


(Former Name,Former Address and Former Fiscal Year,if changed since last Report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                      Outstanding as of August 12, 1996
- --------------------------------------      ---------------------------------
Common Stock, par value $.01 per share                  11,602,533

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No  [X]

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

The results of operations of the Company for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

                        PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                June 30,
                                                                                  1996             December 31,
                                                                               (Unaudited)             1995
                                                                              ---------------      ----------------

                                    ASSETS
Current Assets:
 Cash and cash equivalents                                                       $  7,214,000           $23,121,000
 Inventories                                                                        4,075,000             1,941,000
 Prepaid expenses and other current assets (Note C)                                 1,390,000               999,000
                                                                              ---------------      ----------------
     Total current assets                                                          12,679,000            26,061,000

Property and equipment                                                             61,797,000            33,330,000
Loan acquisition costs                                                                220,000               234,000
Deferred tax benefit                                                                  106,000               116,000
Other assets                                                                        3,015,000             1,205,000
Excess of cost over fair value of assets acquired                                     662,000               636,000
                                                                               --------------     -----------------
             TOTAL                                                                $78,479,000           $61,582,000
                                                                               ==============     =================

                                 LIABILITIES
Current liabilities:
 Accounts payable and accrued expenses                                           $  6,000,000            $3,044,000
 Income taxes payable                                                                 491,000               569,000
 Current portion of long-term obligations                                           8,369,000             1,850,000
                                                                               --------------     -----------------
    Total current liabilities                                                      14,860,000             6,463,000

Long-term obligations (less current portion)                                        8,667,000             6,343,000
Deferred rent                                                                         158,000               116,000
Other liabilities                                                                     193,000               272,000
                                                                               --------------      ----------------
    Total liabilities                                                              23,878,000            12,194,000
                                                                               --------------      ----------------
Commitments, contingencies and others matters

                             STOCKHOLDERS' EQUITY
Preferred stock-authorized 2,000,000 shares,
 none outstanding
Common stock, authorized 50,000,000 shares,
 $.01 par value, 8,598,025and 8,318,045 shares outstanding
 at June 30, 1996 and December 31, 1995, respectively                                 86,000                 83,000
Additional paid-in capital                                                        51,949,000             48,347,000
Retained earnings                                                                  2,601,000                958,000
Treasury stock                                                                       (35,000)
                                                                              ---------------      ----------------
    Total stockholders' equity                                                     54,601,000            49,388,000
                                                                              ---------------     -----------------
             TOTAL                                                                $78,479,000           $61,582,000
                                                                               ==============     =================

  The accompanying notes to financial statements are an intregal part hereof.

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                                JUNE 30,                          JUNE 30,
                                               ------------------------------------ -------------------------------
                                                     1996               1995              1996            1995
                                               -----------------  ----------------  ----------------- -------------

Operating revenues                                    $7,702,000        $4,160,000        $5,011,000     $2,800,000
Merchandise sales                                      2,512,000         1,277,000         1,841,000        855,000
                                                   -------------    --------------   ---------------  -------------
     Total revenue                                    10,214,000         5,437,000         6,852,000      3,655,000
Operating expenses                                     4,659,000         2,639,000         2,407,000      1,578,000
Cost of merchandise sold                               1,653,000           841,000         1,196,000        545,000
Selling, general and
 administrative expenses                               1,488,000           578,000           845,000        226,000
                                                    ------------     -------------     -------------  -------------
Income from operations                                 2,414,000         1,379,000         2,404,000      1,306,000
Interest expense                                        (137,000)         (241,000)          (37,000)      (148,000)
Other income                                             290,000            23,000            93,000             --
                                                   -------------     -------------     -------------  -------------
Income before income taxes                             2,567,000         1,161,000         2,460,000      1,158,000
Income tax expense                                       924,000           430,000           886,000        429,000
                                                   -------------    --------------     -------------  -------------
Net income                                            $1,643,000        $  731,000        $1,574,000     $  729,000
                                                   =============    ==============     =============  =============


Net income per share                                       $0.19             $0.15             $0.18          $0.15

Weighted average shares outstanding                    8,825,000         4,972,000         8,931,000      5,006,000


   The accompany notes to financial statements are an integral part hereof.

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                                    SIX MONTHS ENDED
                                                                       JUNE 30,
                                                             ----------------------------
                                                                 1996             1995
                                                             -------------    -----------
Cash flows from operating activities:
 Net income                                                  $  1,643,000    $    731,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                  589,000         281,000
   (Increase) in inventories                                   (2,134,000)     (1,082,000)
   (Increase) in prepaid expenses and other current assets       (507,000)       (783,000)
   Decrease in deferred tax asset                                  10,000          16,000
   (Increase) in other assets                                  (1,973,000)       (242,000)
   Increase in accounts payable and accrued expenses            1,131,000         645,000
   Increase (Decrease) in income taxes payable                    (78,000)        414,000
   Increase (Decrease) in deferred rent                            42,000         (35,000)
   Increase (Decrease) in other liabilities                       (79,000)         23,000
                                                             ------------    ------------
       Net cash provided by (used in) operating activities     (1,356,000)        (32,000)
                                                             ------------    ------------

Cash flows from investing activities:
 Acquisitions of fixed assets                                 (14,363,000)     (5,330,000)
 (Increase) in security deposits                                     --           (40,000)
 Acquisitions of goodwill                                         (50,000)           --
                                                             ------------    ------------
       Net cash (used in)investing activities                 (14,413,000)     (5,370,000)
                                                             ------------    ------------
Cash flows from financing activities:
   Decrease in loan acquisition costs                              14,000        (132,000)
   Increase in short term borrowings                                 --         2,057,000
   Increase (Decrease) in due to officers                            --          (168,000)
   Proceeds from bank loans                                          --         2,199,000
   Repayment of bank loans                                     (1,160,000)       (479,000)
   Proceeds from the exercise of options and warrants           1,008,000            --
                                                             ------------    ------------
       Net cash provided by financing activities                 (138,000)      3,447,000
                                                             ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (15,907,000)     (1,925,000)
Cash and cash equivalents - beginning of period                23,121,000       2,296,000
                                                             ------------    ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                    $  7,214,000    $    371,000
                                                             ============    ============
Supplemental and noncash disclosures:
   Acquisition of property in exchange for common stock      $  2,841,000    $    430,000
   Acquisition of property subject to mortgage and notes       10,003,000       3,000,000
   Issuance of Compensatory Warrants                              359,000            --
   Property additions accrued but not paid                      1,826,000         271,000
   Interest paid                                                  355,000         309,000
   Taxes paid                                                   1,056,000            --

  The accompanying notes to financial statements are an integral part hereof.

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996


(NOTE A) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         [1] THE COMPANY:

                  The Company (as defined below), designs, constructs and operates family golf centers. The golf centers offer golf lessons and a wide variety of practice opportunities, including facilities for practicing driving, pitching, putting, chipping and sand play. In addition, most centers have a pro shop, a miniature golf course, a snack bar and electronic video games.

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

(NOTE B) INVENTORIES:

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

(NOTE D) ACQUISITIONS:

         In February and March 1996, the Company acquired a combination golf center and 9-hole golf course in Mesa, Arizona ("Mesa"), a combination golf center and 9-hole golf course located in Virginia Beach, Virginia ("Virginia Beach") and a 17-acre property on which there is a driving range, a miniature golf course, batting cages, a pro shop and a club house located in Flemington, New Jersey ("Flemington"). The Company filed a Form 8-K, dated
February 28, 1996, under Item 5. Other Events, with respect to the acquisition of Mesa. The Company filed a Form 8-K, dated March 6, 1996, under Item 5. Other Events, with respect to the acquisition of Virginia Beach and Flemington.

         In April 1996, the Company acquired a 14-acre property on which there is an existing golf recreational facility ("Yorktown Heights"). The Company filed a Form 8-K, dated April 8, 1996, under Item 5. Other Events, with respect to the acquisition of Yorktown Heights. The Company filed a Form 8-K/A, dated March 6, 1996 under Item 2. Acquisition or Disposition of Assets, with respect to the acquisitions of Virginia Beach, Flemington and Yorktown Heights.

         In May, 1996, the Company acquired long-term leasehold interests in a 14-acre parcel of property in Indian River, Virginia ("Indian River") and the related existing golf recreational facility. The Company filed a Form 8-K, dated May 20, 1996 under Item 5. Other Events, with respect to the acquisition of Indian River.

         In June 1996, the Company consummated the purchase of four golf recreational facilities: a 24-acre parcel of property in Fairfield, Ohio ("Cincinnati") on which there is an existing golf recreational facility; the second is on an 18-acre parcel of property in Tucson, Arizona ("Tucson") on which there is an existing golf recreational facility; the third is on a leased 42-acre parcel of property in St. Louis, Missouri ("St. Louis") on which there is an existing golf recreational facility, including a par-3 golf course, and the fourth is a 32-acre parcel of property in West Palm Beach, Florida ("West Palm Beach") on which there is an existing golf recreational facility; including a par-3 golf course. The Company filed a Form 8-K, dated June 7, 1996 under Item
2. Acquisition or Disposition of Assets, with respect to the four aforementioned acquisitions.

         In July 1996, the Company acquired a long-term leasehold interest in a 25 acre parcel of property in San Jose, California ("San Jose") on which there is an existing golf recreational facility. The Company filed a Form 8-K, dated July 5, 1996, under Item 5. Other Events, with respect to such acquisition.

         The Company acquired the Mesa, Arizona, the Virginia Beach, Virginia, the Indian River, Virginia, the Yorktown Heights, New York, the Flemington, New Jersey, the Tucson, Arizona, the Fairfield, Ohio, the St. Louis, Missouri, the West Palm Beach, Florida, and the San Jose, California golf facilities for the aggregate purchase price of approximately $21.2 million, consisting of cash, Common Stock (based on the value of the Common Stock as reported by the Nasdaq National Market on the date of the respective acquistion), notes or assumption of liabilities, or a combination thereof.

         Had the acquisitions of Virginia Beach, Flemington, Yorktown Heights, Indian River, Cincinnati, Tucson, St. Louis, West Palm Beach and San Jose been made on January 1, 1996 (unaudited) pro forma sales, earnings and earnings per share would have been $11.4 million, $1.3 million and $0.14 million respectively for the six months ended June 30, 1996. The operations of Mesa were not material to the operations of the Company.

         Had the acquisitions of Greenville, Queensbury, Richmond, Alpharetta, Valley View, TPT, Virginia Beach, Flemington, Yorktown, Indian River, Cincinnati, Tucson, St. Louis, West Palm Beach, and San Jose been made on January 1, 1995 (unaudited) pro forma sales, earnings (loss) and earnings (loss) per share would have been $19.7 million, ($579,000) and ($0.10) respectively for the year ended December 31, 1995. The operations of Duluth and Mesa were not material to the operations of the Company.

(NOTE E) SUBSEQUENT EVENTS

         Subsequent to June 30, 1996, the Company completed a public offering of 3,000,000 shares of common stock. The net proceeds to the company were approximately $75,000,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the notes thereto appearing elsewhere in this Report. This Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" in the Company's Registration Statement on Form SB-2, as amended, dated July 2, 1996, filed with the Securities and Exchange Commission.

GENERAL

Family Golf Centers, Inc. operates golf-related recreational centers and one golf club. The golf centers, designed to appeal to the entire family, offer golf lessons and a wide variety of practice opportunities, including facilities for practicing driving, pitching, putting, chipping and sand play. Most golf centers are designed around an enclosed two-tier, heated driving range which permits year-round use and include a coaching studio and a 4,000 - 6,000 square foot clubhouse, including a full-line pro shop. In addition, most golf centers have a miniature golf course, a cafe or snack bar and electronic video games. Some of the centers include par-3 golf courses which are designed to facilitate the practice of golf. The golf club includes an 18-hole championship course, a pro shop, a driving range, two restaurants and complete banquet facilities.

As of June 30, 1996, the Company owns, leases or manages 24 golf facilities (comprised of 17 golf centers and seven combination golf center and golf course facilities located in ten states). Of the golf centers, seven are currently operated under the name "Golden Bear Golf Centers", licensed from Jack Nicklaus' licensing company, Golden Bear Golf Centers, Inc.

RESULTS OF OPERATIONS

The following table sets forth selected operations data of the Company expressed as a percentage of total revenue (except for operating expenses which is expressed as a percentage of operating revenue and cost of merchandise sold which is expressed as a percentage of merchandise sales) for the periods indicated below:

                                    SIX MONTHS ENDED JUNE 30             THREE MONTHS ENDED JUNE 30
                                    -------------------------            --------------------------
                                      1996               1995              1996              1995
                                      ----               ----              ----              ----

Operating revenues                    75.4%              76.5%             73.1%             76.6%
Merchandise sales                     24.6               23.5              26.9              23.4
Total revenue                        100.0              100.0             100.0             100.0

Operating expenses                    60.5               63.4              48.0              56.4
Cost of merchandise sold              65.8               65.9              65.0              63.7
Selling, general and
  admin. expenses                     14.6               10.6              12.3               6.2
Income from operations                23.6               25.4              35.1              35.7
Interest expense                       1.3                4.4               0.5               4.0
Other income                           2.8                0.4               1.4                --

Income before income taxes            25.1               21.4              35.9              31.7
Income tax expense                     9.0                7.9              12.9              11.8
Net income                            16.1               13.5              23.0              19.9

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

Results for the six months ended June 30, 1996 reflect the operations of nine golf centers for the full period, operations of three golf centers for approximately five months, operations of one golf center for approximately four months, operations of two golf centers for about three months, operations of three golf centers for two months and of six golf centers for one month or less. Results for the period ended June 30, 1995 reflect the operations of the three golf centers for the full period, operations of the one golf center (which was undergoing renovation) for approximately four months, operations of two golf centers for approximately half of the period and operations of two golf centers for two months. As a result of the change in the number of golf centers open from period to period, the comparison between the 1996 and 1995 periods may not necessarily be meaningful.

Total revenue for the six months ended June 30, 1996 was $10.2 million as compared to $5.4 million for the same period in 1995, an increase of $4.8 million (87.9%). The overall increase in revenue is attributable to having additional golf centers in operation during the 1996 period, as described above partially offset by a decrease in revenue caused by severe winter conditions in the Northeast region in 1996, relative to milder winter conditions in 1995. Total revenue for the six golf centers operating for predominantly all of the six months ended June 30, 1996 and 1995 (Farmingdale, Wayne, Douglaston, Elmsford, Utica and Syracuse) increased 7.9% to $5.1 million in the 1996 period from $4.7 million in the 1995 period. The increase in revenues for these six golf centers was primarily due to stronger merchandise and golf instruction sales.

Operating revenues, consisting of all sales except merchandise sales, amounted to $7.7 million for the six months ended June 30, 1996, as compared to $4.2 million for the comparable 1995 period, an increase of $3.5 million (85.1%). The increase in operating revenues was primarily attributable to having additional golf centers in operation during the 1996 period.

Merchandise sales, consisting of golf clubs, balls, bags, gloves, videos, apparel and related accessories, amounted to $2.5 million for the six months ended June 30, 1996 as compared to $1.3 million for the comparable 1995 period, an increase of $1.2 million (96.7%). The increase in merchandise sales was primarily due to the contribution of new locations.

Operating expenses, consisting of operating wages and employee costs, land rent, depreciation of golf driving range facilities and equipment, utilities and all other facility operating costs, increased to $4.7 million (60.5% of operating revenue) in the 1996 period from $2.6 million (63.4% of operating revenue) in the 1995 period, an increase of $2.1 million (76.5%). The increase in operating expenses was primarily due to the operating costs of locations that were not operated by the Company during the 1995 period. Operating expenses as a percentage of operating revenues decreased to 60.5% in 1996 from 63.4% in 1995 primarily due to the increase in revenues and lower corresponding incremental increases in certain fixed costs, such as rent.

The cost of merchandise sold increased to $1.6 million (65.8% of merchandise sales) in the 1996 period from $0.8 million (65.9% of merchandise sales) in the comparable 1995 period. The overall increase in this cost of $0.8 million (96.6%) was primarily due to the higher level of merchandise sales.

Selling , general and administrative expenses for the six months ended June 30, 1996 amounted to $1.5 million (14.6% of total revenue) compared to $0.6 million (10.6% of total revenue) in the comparable 1995 period, an increase of $0.9 million (157.4%), primarily due to the expenses associated with operating additional golf centers.

Interest expense decreased to $137,000 for the six months ended June 30, 1996 from $241,000 in the comparable 1995 period. Other income, primarily interest income, increased to $290,000 in the 1996 period from $23,000 in the 1995 period. The decrease in interest expense and the increase in interest income are attributable to the receipt and use of the proceeds from the Secondary Offering in December, 1995.

The Company had income before income taxes for the six months ended June 30, 1996 of $2.6 million as compared to income of $1.2 million in the comparable 1995 period. Net income for the six months ended June 30, 1996 amounted to $1.6 million as compared to $0.7 million for the comparable 1995 period.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

Results for the three months ended June 30, 1996 reflect the operations of thirteen golf centers for the full period, operations of one golf center for two months and of six golf centers for one month or less. Four golf centers were undergoing renovation for most of this period. Results for the period ended June 30, 1995 reflect the operations of the five golf centers for the full period, operations of the one golf center (which was undergoing renovation) for approximately one month, operations of two golf centers for approximately two months. As a result of the change in the number of golf centers open from period to period, the comparison between the 1996 and 1995 periods may not necessarily be meaningful.

Total revenue for the three months ended June 30, 1996 was $6.9 million as compared to $3.7 million for the same period in 1995, an increase of $3.2 million (87.5%). The overall increase in revenue is primarily attributable to having additional golf centers in operation during the 1996 period. Total revenue for the six golf centers operating for the three months ended June 30, 1996 and 1995 (Farmingdale, Wayne, Douglaston, Elmsford, Utica and Syracuse) increased 14.9% to $3.4 million in the 1996 period from $3.0 million in the 1995 period. The increase in revenues for these six golf centers is primarily due to stronger merchandise and golf instruction sales.

Operating revenues, consisting of all sales except merchandise sales, amounted to $5.0 million for the three months ended June 30, 1996, as compared to $2.8 million for the comparable 1995 period, an increase of $2.2 million (79.0%). The increase in operating revenues was primarily attributable to having additional golf centers in operation during the 1996 period.

Merchandise sales, consisting of golf clubs, balls, bags, gloves, videos, apparel and related accessories, amounted to $1.8 million for the three months ended June 30, 1996 as compared to $0.8 million for the comparable 1995 period, an increase of $1.0 million (115.3%). The increase in merchandise sales was primarily due to the contribution of new locations.

Operating expenses, consisting of operating wages and employee costs, land rent, depreciation of golf driving range facilities and equipment, utilities and all other facility operating costs, increased to $2.4 million (48.0 % of operating revenue) in the 1996 period from $1.6 million (56.4% of operating revenue) in the 1995 period, an increase of $0.8 million (52.5%). The increase in operating expenses was primarily due to the operating costs of locations that were not operated by the Company during the 1995 period. The decrease in operating expenses as a percentage of operating revenues was primarily the result of increased revenue and a lower incremental increase in certain fixed or partially fixed costs, such as rent.

The cost of merchandise sold increased to $1.2 million (65.0% of merchandise sales) in the 1996 period from $0.5 million (63.7% of merchandise sales) in the comparable 1995 period. The overall increase in this cost of $0.7 million (119.4%) was primarily due to the higher level of merchandise sales. The increase in this cost as a percentage of merchandise sales was due to a change in the product mix.

Selling, general and administrative expenses for the three months ended June 30, 1996 amounted to $845,000 (12.3% of total revenue) compared to $226,000 (6.2% of total revenue) in the comparable 1995 period primarily due to expenses associated with operating additional golf centers.

Interest expense decreased to $37,000 for the three months ended June 30, 1996 from $148,000 in the comparable 1995 period. Other income, primarily interest income, increased to $93,000 in the 1996 period. The decrease in interest expense and the increase in interest income, is attributable to the receipt and use of proceeds from the public offering in December 1995.

The Company had income before income taxes for the three months ended June 30, 1996 of $2.5 million as compared to income of $1.2 million in the comparable 1995 period. Net income for the three months ended June 30, 1996 amounted to $1.6 million as compared to $0.7 million for the comparable 1995 period.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had a working capital deficiency of $2.3 million compared to a working capital of $20.6 million at December 31, 1995, which decrease was principally due to the acquisition of golf facilities and capital expenditures during the six month ended June 30, 1996.

The cash requirements of funding the Company's expansion have historically exceeded cash flow from operations. Accordingly, the Company has satisfied its capital needs primarily through debt and equity financing. On July 9, 1996, the Company received net proceeds of $75.3 million from a public offering of Common Stock.

The Company's outstanding indebtedness as of June 30, 1996 of $ 17.0 million bears interest at fixed and variable rates currently ranging from 5.25% to 10.5%. On November 15, 1995, the Company entered into an agreement with Taipei Bank, New York Agency for a construction loan of up to $1.7 million for the development of the golf facility at Henrietta, New York. This loan bears interest at the prime rate plus 2% per annum, and is due May 14, 1997. As of June 30, 1996, the Company had drawn down an aggregate amount of $1.7 million under this loan. The indebtedness was fully satisfied on August 1, 1996.

As of June 30, 1996, the Company had $6.6 million outstanding under a line of credit with Chemical Bank. Amounts outstanding under the credit line bear interest at prime plus 1.5%. The outstanding line was fully satisfied on July 9, 1996.

The Company anticipates making substantial additional expenditures in connection with the acquisition and operating of new golf facilities and capital improvements to existing facilities. Golf center opening expenditures primarily relate to projected golf center construction and opening costs, associated marketing activities and the addition of personnel. From time to time, the Company acquires, rather than leases, the land on which its golf centers are located, which entails additional expenditures. Based on the Company's experience with its existing golf centers, the Company believes that the cost of opening or acquiring a golf center generally will not exceed $3.5 million (exclusive of land costs). However, there can be no assurance that golf center opening or acquisition costs will not exceed $3.5 million. Golf center acquisition costs vary substantially depending on the location and status of the acquired property (i.e. whether significant improvements are necessary) and whether the Company acquires or leases the related land. Land acquisition costs vary substantially depending on a number of factors, including principally location. To the extent that the Company acquires any golf courses, the Company may be required to make capital improvements to these courses, depending again upon the location and status of the acquired property. The cost of golf course acquisition depends, to a large extent, upon the price of the land and may substantially exceed the anticipated cost of golf center acquisitions.

TRENDS

The Company plans to open additional golf centers. As such additional golf centers commence operations, total revenue should continue to increase. In addition, the Company believes that as its currently opened golf centers mature, revenue and operating income from such centers should increase due to customer awareness, programs marketing the golf centers to various special interest groups, expanding ties to the local business and golfing community, marketing programs, and the growing popularity of golf. Such increase may be partially offset by initial losses from pre-opening costs and initial operating losses associated with new golf centers.

SEASONALITY

Historically, the second and third quarters accounted for a greater portion of the Company's operating income than have first and fourth quarters of the year. This is primarily due to an outdoor playing season limited by inclement weather. Although most of the Company's facilities are designed to be all-weather, portions of such facilities, such as miniature golf courses which are outdoors, tend to be vulnerable to weather conditions. One of the Company's golf centers and one golf course are closed during a portion of the winter. Also, golfers are less inclined to practice when weather conditions limit their ability to play golf on outdoor courses. The Company believes that the Company's recent expansion into areas (Arizona, California, Georgia, Virginia and Florida) where inclement weather may have to some extent less of an impact on the outdoor playing season than in the Northeast may mitigate this seasonal pattern somewhat. Nonetheless, this seasonal pattern, as well as the timing of new center openings, may cause the Company's results of operations to vary significantly from quarter to quarter. Accordingly, period-to-period comparisons are not necessarily meaningful and should not be relied on as indicative of future results.


INFLATION

There was no significant impact on the Company's operations as a result of inflation during the three months ended June 30, 1996.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                          NONE

ITEM 2.  CHANGE IN SECURITIES                                       NONE

ITEM 3.  DEFAULT UPON SENIOR SECURITIES                             NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                On June 7, 1996, the Company held its Annual Meeting of Stockholders. At such meeting Dominic Chang, Krishan P. Thampi, James Ganley, Jimmy C.M. Hsu and Yupin Wang were elected to continue to serve as directors of the Company by a plurality of the votes cast in person or by proxy at the Meeting. In addition, the following matters were voted upon by the Stockholders:
         (i) there were 4,871,024 votes cast for, 683,031 votes cast against and 600 abstentions with respect to the amending and restating of the Company's Certificate of Incorporation to increase the authorized capital stock of the Company from 11,000,000 to 52,000,000, of which 2,000,000 shares shall be designated
         "Preferred Stock" and 50,000,000 shall be designated "Common Stock";
         (ii) there were 5,401,443 votes cast for, 152,150 votes cast against and 1,062 abstentions with respect to the adoption of the Company's 1996 Stock Incentive Plan; and (iii) there were 5,663,405 votes cast for, 400 votes cast against and 450 abstentions with respect to the ratification of the appointment of Richard A. Eisner & Company, LLP, certified public accountants, as auditors of the Company for the fiscal year ending December 31, 1996.

ITEM 5.  OTHER INFORMATION                                          NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           NONE

         (A)  EXHIBITS
                  EXHIBIT 27                     FINANCIAL DATA SCHEDULE

         (B)  REPORTS ON FORM 8-K
                  SEE NOTE D - ACQUISITION IN THE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS IN PART I - FINANCIAL INFORMATION OF THE FORM 10-QSB

                                   SIGNATURE



         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 14, 1996
Melville, NY


                                         FAMILY GOLF CENTERS, INC.
                                              (Registrant)




                                            By:________________________
                                               KRISHNAN P. THAMPI
                                               Executive Vice President,
                                               Chief Financial Officer,
                                               Chief Operating Officer,
                                               Secretary and Treasurer