Form 10QSB
period 1996-09-30
FAMILY GOLF CENTERS INC
filed 1996-11-19
CIK 929941

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
  X      EXCHANGE ACT OF 1934
------

For the quarterly period ended September  30, 1996

                                    OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
____     EXCHANGE ACT OF 1934

For the transition period from __________to__________

                        Commission File Number: 0-25098

                          Family Golf Centers, Inc.
            (Exact name of Registrant as specified in its Charter)

         Delaware                                        11-3223246
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                             225 Broadhollow Road
                           Melville, New York 11747
                   (Address of principal executive offices)

                                (516) 694-1666
                       (Registrant's telephone number)


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
Yes X No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding as of November 12, 1996
--------------------------------------      -----------------------------------
Common Stock, par value $.01 per share                  11,769,732


Transitional Small Business Disclosure Format (Check one):  Yes       No  X .

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

The results of operations of the Company for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

                        PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              September 30,
                                                                  1996             December 31,
                                                               (Unaudited)             1995
                                                              -------------       --------------

ASSETS
Current Assets:
 Cash and cash equivalents                                        $60,872,000           $23,121,000
 Inventories                                                        4,618,000             1,941,000
 Prepaid expenses and other current assets (Note C)                 1,540,000               999,000
                                                                 ------------           -----------
     Total current assets                                          67,030,000            26,061,000

Property and equipment                                             91,630,000            33,330,000
Loan acquisition costs                                                188,000               234,000
Deferred tax benefit                                                  106,000               116,000
Other assets                                                        3,406,000             1,205,000
Excess of cost over fair value of assets acquired                   1,861,000               636,000
                                                                 ------------           -----------
             TOTAL                                               $164,221,000           $61,582,000
                                                                 ============           ===========

LIABILITIES
Current liabilities:
 Accounts payable and accrued expenses                           $ 11,388,000            $3,044,000
 Income taxes payable                                               1,245,000               569,000
 Current portion of long-term obligations                           5,772,000             1,850,000
                                                                 ------------           -----------
    Total current liabilities                                      18,405,000             5,463,000

Long-term obligations (less current portion)                       10,449,000             6,343,000
Deferred rent                                                         146,000               116,000
Other liabilities                                                     173,000               272,000
                                                                 ------------           -----------
    Total liabilities                                              29,173,000            12,194,000
                                                                 ------------           -----------
Commitments, contingencies and others matters

STOCKHOLDERS' EQUITY
Preferred stock-authorized 2,000,000 shares,
 none outstanding
Common stock, authorized 50,000,000 shares,
 $.01 par value, 11,726,843 and 8,318,045 shares
 outstanding at September 30, 1996 and
 December 31, 1995,respectively                                       117,000                83,000
Additional paid-in capital                                        129,262,000            48,347,000
Retained earnings                                                   5,716,000               958,000
Treasury stock                                                        (47,000)
                                                                 ------------           -----------
    Total stockholders' equity                                    135,048,000            49,388,000
                                                                 ------------           -----------
             TOTAL                                               $164,221,000           $61,582,000
                                                                 ============           ===========

 The accompanying notes to financial statements are an integral part hereof.

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)








                                                        NINE MONTHS ENDED                      THREE MONTHS ENDED
                                                          SEPTEMBER 30,                          SEPTEMBER 30,
                                               -----------------------------------  --------------------------------
                                                     1996               1995              1996            1995
                                               -----------------  ----------------  ----------------- --------------

Operating revenues                                   $16,234,000        $7,829,000       $ 8,531,000     $3,669,000
Merchandise sales                                      4,634,000         2,042,000         2,123,000        765,000
                                                     -----------        ----------        ----------     ----------
     Total revenue                                    20,868,000         9,871,000        10,654,000      4,434,000
Operating expenses                                     9,109,000         4,777,000         4,450,000      2,138,000
Cost of merchandise sold                               3,043,000         1,359,000         1,390,000        518,000
Selling, general and
 administrative expenses                               2,149,000           852,000           661,000        274,000
                                                     -----------        ----------        ----------     ----------
Income from operations                                 6,567,000         2,883,000         4,153,000      1,504,000
Interest expense                                        (288,000)         (634,000)         (151,000)      (393,000)
Other income                                           1,155,000            32,000           865,000          9,000
                                                     -----------        ----------        ----------     ----------
Income before income taxes                             7,434,000         2,281,000         4,867,000      1,120,000
Income tax expense                                     2,676,000           844,000         1,752,000        414,000
                                                     -----------        ----------        ----------     ----------
Net income                                            $4,758,000        $1,437,000        $3,115,000       $706,000
                                                     ===========        ==========        ==========     ==========


Net income per share                                       $0.48             $0.28             $0.27          $0.14

Weighted average shares outstanding                    9,830,000         5,060,000        11,727,000      5,159,000


   The accompanying notes to financial statements are an integral part hereof.

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                      ---------------------------------------
                                                                            1996                1995
                                                                      ----------------- ---------------------
Cash flows from operating activities:
 Net income                                                                 $4,758,000            $1,437,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                             1,079,000               563,000
   (Increase) in inventories                                                (2,677,000)           (1,035,000)
   (Increase) in prepaid expenses and other current assets                    (658,000)              (899,000)
   Decrease in deferred tax asset                                               10,000                16,000
   (Increase) in other assets                                               (2,307,000)             (937,000)
   Increase in accounts payable and accrued expenses                         7,379,000               746,000
   Increase in income taxes payable                                            676,000               797,000
   Increase (Decrease) in deferred rent                                         30,000               (53,000)
   Increase (Decrease) in other liabilities                                    (99,000)              150,000
                                                                           -----------           -----------
       Net cash provided by operating activities                             8,191,000               785,000
                                                                           -----------           -----------

Cash flows from investing activities:
 Acquisitions of fixed assets                                              (46,600,000)          (13,197,000)
 (Increase) in security deposits                                               (57,000)                   --
  Acquisitions of goodwill                                                  (1,261,000)                   --
                                                                           -----------           -----------
       Net cash (used in)investing activities                              (47,918,000)          (13,197,000)
                                                                           -----------           -----------
Cash flows from financing activities:
   (Increase) Decrease in loan acquisition costs                                46,000              (120,000)
   Increase in short term borrowings                                                               4,315,000
   Decrease in due to officers                                                                      (216,000)
   Proceeds from bank loans                                                 11,600,000             7,650,000
   Repayment of bank loans                                                  (9,466,000)           (1,275,000)
   Proceeds from the exercise of options and warrants                        1,034,000                    --
   Proceeds from the Issuance of Common Stock                               74,264,000
                                                                           -----------           -----------
       Net cash provided by financing activities                            77,478,000            10,354,000
                                                                           -----------           -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        37,751,000            (2,058,000)
Cash and cash equivalents - beginning of period                             23,121,000             2,296,000
                                                                           -----------           -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $60,872,000            $  238,000
                                                                           ===========           ===========
Supplemental and noncash disclosures:
   Acquisition of property in exchange for common stock                    $ 5,885,000            $1,666,000
   Acquisition of property subject to mortgage and notes                     5,893,000             3,047,000
   Issuance of Compensatory Warrants                                           359,000                    --
   Property additions accrued but not paid                                     966,000               295,000
   Interest paid                                                               631,000               750,000
   Taxes paid                                                                1,999,000                34,000


  The accompanying notes to financial statements are an integral part hereof.

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996


(NOTE A) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         [1] THE COMPANY:

                  The Company (as defined below), designs, constructs and operates family golf centers. The golf centers offer golf lessons and a wide variety of practice opportunities, including facilities for practicing, driving, pitching, putting, chipping and sand play. In addition, most centers have a pro shop, a miniature golf course, a snack bar and electronic video games.

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

(NOTE D) ACQUISITIONS:

        During the first quarter of 1996, the Company acquired two combination golf center and 9-hole golf courses in Mesa, Arizona ("Mesa") and Virginia Beach, Virginia ("Virginia Beach"). The Company also acquired a 17-acre property on which there is a driving range, a miniature golf course, batting cage, a pro shop and a club house located in Flemington, New Jersey ("Flemington").

        During the second quarter of 1996, the Company acquired six golf recreational facilities; an existing golf recreational facility in Mohegan Lake, New York ("Yorktown Heights"), a leasehold interest in a 14-acre property and the related existing golf recreational facility in Indian River, Virginia ("Indian River"), a 24-acre parcel of property in Fairfield, Ohio ("Cincinnati") on which there is a golf recreational facility, an 18-acre parcel of property in Tucson, Arizona ("Tucson") on which there is an existing golf recreational facility, a leased 42-acre parcel of property in St. Louis, Missouri ("St. Louis") on which there is an existing golf recreational facility; including a par-3 golf course, and a 32-acre parcel of property in West Palm Beach, Florida ("West Palm Beach") on which there is an existing golf recreational facility; including a par-3 golf course.

        During the third quarter of 1996, the Company acquired the following; a long-term leasehold interest in a 25-acre parcel of property in San Jose, California ("San Jose") on which there is an existing golf recreational facility, a 20 year leasehold interest with the option to extend for two additional ten year periods in Denver, Colorado ("Denver") on which there is an existing golf recreational facility, a leasehold interest in a 17-acre property and the related existing golf recreational facility in Westminster, California ("Westminster"), a 70-acre property in South Easton, Massachusetts ("Easton") on which there is an existing golf recreational facility, a leasehold interest in a 38-acre property in Glen Burnie, Maryland ("Glen Burnie") and the related existing golf recreational facility, a 283-acre parcel of property in Fountain Inn, South Carolina ("Carolina Springs") on which there is a 27-hole golf course and a golf recreational facility, a 24-acre parcel of property in Flanders, New Jersey ("Flanders") on which there is an existing golf recreational facility, a concession licence with the City of Denver ("Seven Iron") to manage an existing golf recreational facility and restaurant and The Colbert-Ballard Golf Learning Centers ("Colbert-Ballard"), which offers golf instruction nationwide.

        The Company acquired Mesa, Virginia Beach, Indian River, Yorktown Heights, Flemington, Tucson, Cincinnati, St. Louis, West Palm Beach, San Jose, Denver, Westminster, Easton, Glen Burnie, Carolina Springs, Flanders, Seven Iron and Colbert-Ballard for the aggregate purchase price of approximately $42.1 million, consisting of cash, Common Stock (based on the value of the Common Stock as reported by the Nasdaq National Market on the date of the respective acquisition), notes or assumption of liabilities, or a combination thereof.

        Had the acquisitions of Virginia Beach, Indian River, Yorktown Heights, Flemington, Tucson, Cincinnati, St. Louis, West Palm Beach, San Jose, Denver, Westminster, Easton, Glen Burnie, Carolina Springs, Flanders, Seven Iron and Colbert-Ballard been made January 1, 1996 (unaudited) pro forma total revenue, net income and net income per share would have been $15.5 million, $1.9 million and $0.15, respectively, for the nine months ended September 30, 1996. The operations of Mesa were not material to the operations of the Company.

        Had the above noted acquisitions as well as the properties acquired during 1995 (Pelham Enterprises, Inc., Hiland Golf Club, RFC Enterprises, Inc., land in Duluth, Georgia, Upper Hembree Partners, L.P., Golf Masters Limited Partnership and Air Dome Limited Partnership, The Practice Tee) been made January 1, 1995 (unaudited) pro forma total revenue, net income (loss) and net income (loss) per share would have been $24.8 million, ($1.4) million and ($.25), respectively, for the year ended December 31, 1995. The operations of Duluth and Mesa were not material to the operations of the Company.

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

GENERAL

Family Golf Centers, Inc. operates golf-related recreational centers, two golf clubs and a subsidiary company which provides golf instruction. The golf centers, designed to appeal to the entire family, offer golf lessons and a wide variety of practice opportunities, including facilities for practicing, driving, pitching, putting, chipping and sand play. Most golf centers are designed around an enclosed two-tier, heated driving range which permits year-round use and include a coaching studio and a 4,000 - 6,000 square foot clubhouse, including a full-line pro shop. In addition, most golf centers have a miniature golf course, a cafe or snack bar and electronic video games. Some of the centers include par-3 golf courses which are designed to facilitate the practice of golf. The golf clubs include 18-hole and 27-hole championship courses, pro shops, driving ranges, restaurants and one has complete banquet facilities.

As of September 30, 1996, the Company owns, leases or manages 32 golf facilities (comprised of 24 golf centers and eight combination golf center and golf course facilities located in 13 states). Of the golf centers, seven are currently operated under the name "Golden Bear Golf Centers", licensed from Jack Nicklaus' licensing company, Golden Bear Golf Centers, Inc.

RESULTS OF OPERATIONS

The following table sets forth selected operations data of the Company expressed as a percentage of total revenue (except for operating expenses which is expressed as a percentage of operating revenue and cost of merchandise sold which is expressed as a percentage of merchandise sales) for the periods indicated below:

                                   NINE MONTHS ENDED      THREE MONTHS ENDED
                                     SEPTEMBER 30            SEPTEMBER 30
                                   -----------------      ------------------
                                    1996       1995        1996      1995
                                    ----       ----        ----      ----

Operating revenues                 77.8%       79.3%        80.1%      82.7%
Merchandise sales                  22.2        20.7         19.9       17.3
Total revenue                     100.0       100.0        100.0      100.0

Operating expenses                 56.1        61.0         52.2       58.3
Cost of merchandise sold           65.7        66.6         65.5       67.7
Selling, general and
  admin. expenses                  10.3         8.6          6.2        6.2
Income from operations             31.5        29.2         39.0       33.9
Interest expense                    1.4         6.4          1.4        8.9
Other income                        5.5         0.3          8.1        0.2

Income before income taxes         35.6        23.1         45.7       25.2
Income tax expense                 12.8         8.6         16.5        9.3
Net income                         22.8        14.5         29.2       15.9

               NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO
                     NINE MONTHS ENDED SEPTEMBER 30, 1995

Results for the nine months ended September 30, 1996 reflect the operations of nine golf centers for the full period, operations of three golf centers for approximately eight months, operations of one golf center for approximately seven months, operations of two golf centers for about six months, operations of three golf centers for approximately five months, operations of six golf centers for four months, operations of two golf centers for three months, and operations of six golf centers for two months. Results for the period ended September 30, 1995 reflect the operations of three golf centers for the full period, operations of the one golf center (which was undergoing renovation) for approximately seven months, operations of two golf centers for approximately six months operations of two golf centers for five months and operations of three golf centers for approximately two months. As a result of the change in the number of golf centers open from period to period, the comparison between the 1996 and 1995 periods may not necessarily be meaningful.

Total revenue for the nine months ended September 30, 1996 was $20.9 million as compared to $9.9 million for the same period in 1995, an increase of $11.0 million (111%). The overall increase in revenue was attributable to having additional golf centers in operation during the 1996 period, as described above partially offset by a decrease in revenue caused by severe winter conditions in the Northeast region in 1996, relative to milder winter conditions in 1995. Total revenue for the six golf centers operating for predominantly all of the nine months ended September 30, 1996 and 1995 (Farmingdale, Wayne, Douglaston, Elmsford, Utica and Syracuse) increased 11% to $8.5 million in the 1996 period from $7.7 million in the 1995 period. The increase in revenues for these six golf centers was primarily due to stronger merchandise and golf instruction sales.

Operating revenues, consisting of all sales except merchandise sales, amounted to $16.2 million for the nine months ended September 30, 1996, as compared to $7.8 million for the comparable 1995 period, an increase of $8.4 million (107%). The increase in operating revenues was primarily attributable to having additional golf centers in operation during the 1996 period.

Merchandise sales, consisting of golf clubs, balls, bags, gloves, videos, apparel and related accessories, amounted to $4.6 million for the nine months ended September 30, 1996 as compared to $2.0 million for the comparable 1995 period, an increase of $2.6 million (127%). The increase in merchandise sales was primarily due to the contribution of new locations.

Operating expenses, consisting of operating wages and employee costs, land rent, depreciation of golf driving range facilities and equipment, utilities and all other facility operating costs, increased to $9.1 million (56.1% of operating revenue) in the 1996 period from $4.8 million (61.0% of operating revenue) in the 1995 period, an increase of $4.3 million (90.7%). The increase in operating expenses was primarily due to the operating costs of locations that were not operated by the Company during the 1995 period. Operating expenses as a percentage of operating revenues decreased to 56.1% in 1996 from 61.0% in 1995 primarily due to the increase in revenues and lower corresponding incremental increases in certain fixed costs, such as rent.

The cost of merchandise sold increased to $3.0 million (65.7% of merchandise sales) in the 1996 period from $1.4 million (66.6% of merchandise sales) in the comparable 1995 period. The overall increase in this cost of $1.7 million (124%) was primarily due to the higher level of merchandise sales.

Selling, general and administrative expenses for the nine months ended September 30, 1996 amounted to 2.1 million (10.3% of total revenue) compared to $0.9 million (8.6% of total revenue) in the comparable 1995 period, an increase of $1.3 million (152%), primarily due to the expenses associated with operating additional golf centers.

Interest expense decreased to $288,000 for the nine months ended September 30, 1996 from $634,000 in the comparable 1995 period. Other income, primarily interest income, increased to $1,155,000 in the 1996 period from $32,000 in the 1995 period. The decrease in interest expense and the increase in interest income were attributable to the receipt and use of the proceeds from the public offering completed in July 1996.

The Company had income before income taxes for the nine months ended September 30, 1996 of $7.4 million as compared to income of $2.3 million in the comparable 1995 period. Net income for the nine months ended September 30, 1996 amounted to $4.8 million as compared to $1.4 million for the comparable 1995 period.


               THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO
                     THREE MONTHS ENDED SEPTEMBER 30, 1995

Results for the three months ended September 30, 1996 reflect the operations of 24 golf centers for the full period, operations of two golf centers for three months and operations of six golf centers for two months. Five golf centers were undergoing renovation for most of this period. Results for the three months ended September 30, 1995 reflect the operations of six golf centers for the full period, and operations of three golf centers for approximately two months. As a result of the change in the number of golf centers open from period to period, the comparison between the 1996 and 1995 periods may not necessarily be meaningful.

Total revenue for the three months ended September 30, 1996 was $10.7 million as compared to $4.4 million for the same period in 1995, an increase of $6.2 million (140%). The overall increase in revenue was primarily attributable to having additional golf centers in operation during the 1996 period. Total revenue for the eight golf centers operating for the full three months ended September 30, 1996 and 1995 (Farmingdale, Wayne, Douglaston, Elmsford, Utica, Syracuse, Pelham and Hiland) increased 14.8% to $4.7 million in the 1996 period from $4.1 million in the 1995 period. The increase in revenues for these six golf centers was primarily due to stronger merchandise and golf instruction sales.

Operating revenues, consisting of all sales except merchandise sales, amounted to $8.5 million for the three months ended September 30, 1996, as compared to $3.7 million for the comparable

1995 period, an increase of $4.9 million (133.0%). The increase in operating revenues was primarily attributable to having additional golf centers in operation during the 1996 period.

Merchandise sales, consisting of golf clubs, balls, bags, gloves, videos, apparel and related accessories, amounted to $2.1 million for the three months ended September 30, 1996 as compared to $0.8 million for the comparable
1995 period, an increase of $1.4 million (178%). The increase in merchandise sales was primarily due to the contribution of new locations.

Operating expenses, consisting of operating wages and employee costs, land rent, depreciation of golf driving range facilities and equipment, utilities and all other facility operating costs, increased to $4.5 million (52.2% of operating revenue) in the 1996 period from $2.1 million (58.3% of operating revenue) in the 1995 period, an increase of $2.3 million (108.1%). The increase in operating expenses was primarily due to the operating costs of locations that were not operated by the Company during the 1995 period. The decrease in operating expenses as a percentage of operating revenues was primarily the result of increased revenue and a lower incremental increase in certain fixed or partially fixed costs, such as rent.

The cost of merchandise sold increased to $1.4 million (65.5% of merchandise sales) in the 1996 period from $0.5 million (67.7% of merchandise sales) in the comparable 1995 period. The overall increase in this cost of $0.9 million (168%) was primarily due to the higher level of merchandise sales.

Selling, general and administrative expenses for the three months ended September 30, 1996 amounted to $661,000 (6.2% of total revenue) compared to $274,000 (6.2% of total revenue) in the comparable 1995 period primarily due to expenses associated with operating additional golf centers.

Interest expense decreased to $151,000 for the three months ended September 30, 1996 from $393,000 in the comparable 1995 period. Other income, primarily interest income, increased to $865,000 in the 1996 period from $9000 in the 1995 period. The decrease in interest expense and the increase in interest income, was attributable to the receipt and use of proceeds from the public offering completed in July 1996.

The Company had income before income taxes for the three months ended September 30, 1996 of $4.9 million as compared to income of $1.1 million in the comparable 1995 period. Net income for the three months ended September 30, 1996 amounted to $3.1 million as compared to $0.7 million for the comparable 1995 period.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had working capital of $48.6 million compared to a working capital of $20.6 million at December 31, 1995, which increase was principally due to the receipt of the proceeds from the public offering in July 1996.

The cash requirements of funding the Company's expansion have historically exceeded cash flow from operations. Accordingly, the Company has satisfied its capital needs primarily through debt and equity financing. On July 9, 1996, the Company received net proceeds of $75.3 million from a public offering of Common Stock.

The Company's outstanding indebtedness as of September 30, 1996 of $16.2 million bears interest at fixed and variable rates currently ranging from 5.25% to 10.5%.

As of September 30, 1996, the Company had $5 million outstanding under a line of credit with Chemical Bank. Amounts outstanding under the credit line bear interest at prime plus 1.5%.

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



SEASONALITY

Historically, the second and third quarters accounted for a greater portion of the Company's operating income than have first and fourth quarters of the year. This is primarily due to an outdoor playing season limited by inclement weather. Although most of the Company's facilities are designed to be all-weather, portions of such facilities, such as miniature golf courses which are outdoors, tend to be vulnerable to weather conditions. One of the Company's golf centers and one golf course are closed during a portion of the winter. Also, golfers are less inclined to practice when weather conditions limit their ability to play golf on outdoor courses. The Company believes that the Company's recent expansion into areas (Arizona, California, Georgia, Virginia, Florida and South Carolina) where inclement weather may have to some extent less of an impact on the outdoor playing season than in the Northeast may mitigate this seasonal pattern somewhat. Nonetheless, this seasonal pattern, as well as the timing of new center openings, may cause the Company's results of operations to vary significantly from quarter to quarter. Accordingly, period-to-period comparisons are not necessarily meaningful and should not be relied on as indicative of future results.

INFLATION

There was no significant impact on the Company's operations as a result of inflation during the nine months ended September 30, 1996.

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

ITEM 3.  DEFAULT UPON SENIOR SECURITIES                                NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           NONE

ITEM 5.  OTHER INFORMATION                                             NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS
                  EXHIBIT 27                        FINANCIAL DATA SCHEDULE

         (B)  REPORTS ON FORM 8-K
                  (1) The current report on Form 8-K, dated July 5, 1996,
                      reporting an acquisition under Item 5. "Other Events."

                  (2) The current report on Form 8-K, dated September 25, 1996, reporting five acquisitions under Item 2. "Acquisition or Disposition of Assets" and an acquisition under Item 5. "Other Events."

                                  SIGNATURE


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   November 19, 1996
         Melville, NY


                           FAMILY GOLF CENTERS, INC.
                                 (Registrant)




                           By:  /s/ KRISHNAN P. THAMPI
                                -----------------------------
                                    KRISHNAN P. THAMPI
                                    Executive Vice President,
                                    Chief Financial Officer,
                                    Chief Operating Officer,
                                    Secretary and Treasurer