Form 10-K
period 1996-12-31
FAMILY GOLF CENTERS INC
filed 1997-03-31
CIK 929941

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K
                                  (Mark One)


   [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1996


   [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

For the transition period from                  to

                        Commission File Number: 0-25098

                           Family Golf Centers, Inc.
                (Name of small business issuer in its Charter)

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

Securities registered pursuant to 12(b) of the Act:  None


Securities registered pursuant to Section 12(g) of the Act:


            Common Stock, par value         Nasdaq Stock Market
            $.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's voting stock (based upon the closing sales price of such stock) held by nonaffiliates of the Registrant was $112,581,975 on March 25, 1997. (For purposes of this report, the number of shares of Common Stock of the Registrant held by non-affiliates was determined by aggregating the number of shares beneficially held by officers and directors of the Registrant and by others who, to the Registrant's knowledge, own 10% or more of the Common Stock, and subtracting such shares from the total number of shares outstanding).

The Registrant had 11,871,117 shares of Common Stock outstanding as of March 25, 1997.

Documents Incorporated by Reference: The information required by Part III, Items 10, 11, 12 and 13 is incorporated by reference to the registrant's definitive proxy statement if filed with the Securities and Exchange Commission on or before April 30, 1997 or, if such proxy statement is not filed, will be filed with the Commission as an amendment to this Form 10-K under cover of Form 10- K/A, not later than April 30, 1997.

            THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD LOOKING STATEMENTS.

                                    PART I

           ITEM 1.  BUSINESS

GENERAL

            Family Golf Centers, Inc. (together with its subsidiaries, unless the context requires otherwise, the "Company") operates golf centers designed to provide a wide variety of practice opportunities, including facilities for driving, chipping, putting, pitching and sand play. In addition, the Company's golf centers typically offer golf lessons instructed by PGA-certified golf professionals, full-line pro shops and other amenities to encourage family participation. As of December 31, 1996, the Company owned, leased or managed 35 golf facilities comprised of 27 golf centers and eight combination golf center and golf course facilities located in 14 states. Of the golf centers, seven are currently operated under the name "Golden Bear Golf Centers" pursuant to a non-exclusive license agreement (the "License Agreement"), expiring August 2002, with Golden Bear Golf Centers, Inc. (the "Licensor"). Of the eight combination golf center and golf course facilities, six include par-3 or 9-hole golf courses, generally designed to facilitate the practice of golf, and two include regulation 18-hole golf courses. The Company has experienced significant recent growth, primarily through the acquisition of 31 facilities since the initial public offering in November 1994 (the "IPO"). The Company's total revenue increased from $1.9 million in 1992 to $27.9 million for the 12-month period ended December 31, 1996. During the same period, the Company's net income increased from a loss of $22,000 to a profit of $5.2 million.

            The Company believes that it attracts customers to its golf centers primarily due to the quality, convenience and comfort of its facilities and their appeal to the whole family. The Company's golf centers are designed around a driving range with target greens, bunkers and traps to simulate golf course conditions. The ranges are lighted to permit night play, the hitting tees are enclosed or sheltered from above and from the rear in a climate-controlled environment and, in four cases, all or a portion of the range is enclosed under an air inflated dome to permit all-weather play. There are approximately 80 to 100 hitting tees in facilities with the two-tier design and approximately 30 to 60 hitting tees at smaller golf centers. In addition to the driving range, the Company's golf centers include a number of amenities designed to appeal to golfers and their families, such as a 4,000-6,000 square foot clubhouse (including a full-line pro shop, locker facilities, a restaurant or snack bar and video games), PGA-certified golf instructors, landscaped 18-hole miniature golf courses and a short game practice area (including putting green and sand traps). The Company's pro shops are stocked with clubs, bags, shoes, apparel, videos and related accessories from a number of suppliers, including brand name manufacturers such as Karsten Manufacturing Corporation (Ping), Callaway Golf Company, Tommy Armour Golf, Wilson Golf Company, Mizuno Golf Company, Spalding Sports Worldwide, Titleist and Footjoy Worldwide (Division of American Brands, Inc.), Ashworth Clothing Company and Nicklaus Golf Equipment Company. During 1996, the Company acquired the assets of The Colbert Ballard Golf Learning Centers, which offers golf instruction nationwide. The Colbert Ballard Golf Learning Centers, founded in 1993 by professional golfers Jim Colbert and Jimmy Ballard, offers golf instruction at over 80 golf facilities in more than 30 cities throughout the U.S. For an annual fee, Colbert Ballard provides initial instruction and an unlimited number of supervised follow-up sessions.

INDUSTRY OVERVIEW

            According to the NGF, there were approximately 25 million golfers in the United States in 1995. The average age of the golf driving range user was 37.1 years old, with an average household income of $55,700 per year. Those with household income in excess of $75,000 (approximately 35% of all stand-alone range users), were the most likely to visit a stand-alone range, visiting 3.7 times more frequently than those with household income of less than $30,000 (19% of all stand-alone range users) and 1.5 times more frequently than those with household incomes between $30,000 and $75,000 (46% of all stand-alone range users).

            According to the Golf Range and Recreational Association there are currently between 1,900 and 2,300 stand-alone driving ranges in the United States. Most of the Company's golf centers, the smallest of which has 20 tee stations, are larger than those generally found in the industry. The average number of tee stations per range in the industry in 1993 as estimated by the

NGF, was 40, with 50% of all stand-alone ranges offering 35 or fewer tee stations. Large stand-alone ranges, defined as ranges with more than 50 tee stations, accounted for approximately 21% of all facilities. The stand-alone range industry is highly fragmented. The NGF estimates that in 1993 92% of stand-alone ranges were managed by owner-operators. The Company believes that many of these owner-operated ranges are managed by individuals who may lack the experience, expertise and financial resources to compete effectively.

BUSINESS STRATEGY

            The Company's principal business strategy is to grow revenue and net income by (i) increasing the number of golf centers its owns, leases or manages through (a) identifying and acquiring well-located ranges that have the potential for improvement under better management and with improved or expanded facilities, including the addition of enclosed hitting areas, full-line pro shops, miniature golf courses and other amenities and (b) building new centers in locations where suitable acquisition opportunities are not available and (ii) seeking to realize economies of scale through centralized purchasing, accounting, management information systems and cash management. The Company is also exploring opportunities to license or franchise the Family Golf concept internationally and domestically.

            Acquire Existing Ranges and Centers. The Company believes the highly fragmented driving range industry presents numerous opportunities for it to acquire, upgrade and renovate golf centers and driving ranges. The Company's acquisition strategy is to target well-located, underperforming stand-alone ranges or golf centers in stable communities with favorable demographics, generally in close proximity to upscale urban and suburban areas which generally contain the highest concentration of golfers. The Company anticipates that it will purchase the land and facilities of the properties it acquires but may from time to time enter into long-term leases or contracts to manage sites where the Company determines ownership to be uneconomical or where the facilities are not for sale, such as those owned by municipalities. In determining which facilities may be suitable acquisition candidates, management conducts demographic and competitive analyses and considers such factors as ease of access, visibility from major thoroughfares and potential for improvement in revenue and operating cash flow through capital improvements. The Company has three full-time acquisition and development professionals who are responsible for strategic planning and project management. These professionals work together with various outside consultants who are familiar with the Company's demographic requirements and are knowledgeable about the current opportunities in the various real estate markets.

            After taking operating control of an acquired range, the Company may commence various capital improvements to conform the acquired range to the Company's individually tailored development plan for that site. Capital improvements may include increasing the number of tee stations, sheltering the hitting stations or enclosing the driving range, installing lights to permit night play, adding or expanding pro shop and clubhouse facilities and constructing miniature golf courses and other amenities to encourage family participation. The Company trains the staff of newly acquired golf centers in accordance with the standards of existing facilities, and directs the general manager of the site to report to one of the Company's five Regional Managers. The Company also usually installs operational controls, including a token-based system for dispensing range balls, centralized cash management and management information systems, which allow the Company to centrally track the operations of each facility from its headquarter offices.

            Develop New Centers. In locations where suitable acquisition opportunities are not available or where the Company determines ownership is not economically feasible, the Company intends to buy or lease land on which it will build new golf centers similar to those currently operated by the Company. To date, the Company has built five of its facilities. Based upon its experience, the Company anticipates that under normal conditions construction of a facility will take approximately four to six months to complete and can be achieved at a total cost of less than $3.5 million, exclusive of the cost of land. However, there can be no assurance that the Company will be able to continue to construct its facilities in such time periods or for such cost. The Company has the expertise and the personnel to act as its own general contractor and intends to subcontract the construction of its centers to third parties.

            Economies of Scale. The Company believes that by virtue of its size, the Company will continue to take advantage of quantity discounts on equipment and golf merchandise sold through its pro shops. All accounting, insurance, cash management, finance and human resource functions are monitored centrally at the Company's headquarters. In markets where the Company has or attains a substantial presence, the Company believes that it will be able to take advantage of various advertising media to promote attendance at its facilities.

            Licensing and Franchising. The Company has granted, for $250,000, a non-exclusive license to open up to 10 golf centers under the name "Family Golf" in China to Asia Golf Centers International, Inc., a non-affiliated entity. The Company will receive royalties equal to the greater of $15,000 or 3% of the gross revenues of each such golf center. The Company believes that the growing recognition of the Family Golf name and the economies of scale it realizes in purchasing may make it attractive to license or franchise the Family Golf concept domestically as well. The Company is currently exploring this possibility and may grant several licenses to test its viability.

            The net proceeds from a public offering for approximately $74,000,000 in July 1996 and its revolving credit facility with its primary lender have afforded and, the Company believes, will continue to afford it greater financial flexibility and access to capital resources to pursue its business strategy.

            The Company's ability to significantly increase revenue, net income and operating cash flow over time depends in large part upon its success in acquiring or leasing and constructing additional golf facilities at suitable locations upon satisfactory terms. The acquisition of golf facilities may become more expensive in the future to the extent that demand and competition increases. The likelihood of the success of the Company must be considered in light of the acquisition or lease opportunities available and the problems, expenses, difficulties, complications and delays frequently encountered in connection with the construction and opening of new golf facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

            To successfully implement its principal expansion strategy, the Company must integrate acquired or newly- opened golf facilities into its existing operations. As the Company grows, there can be no assurance that additional golf facilities can be readily assimilated into the Company's operating structure. Inability to efficiently integrate golf facilities could have a material adverse effect on the Company's financial condition and results of operations.

GOLF FACILITIES

            As of December 31, 1996, the Company owned, leased or managed 35 golf facilities in 14 states. Set forth below is information concerning each of them:


LOCATION               TYPE OF FACILITY               SIZE OF       PGA-        PRO   MINIA-   NO. OF    OWNED,         DATE
   OF                                                 PROPERTY      CERTIFIED   SHOP  TURE      HIT-     LEASED        OPENED
FACILITY                                              (APPROXI-     INSTRUC-          GOLF      TING       OR          OR AC-
                                                      MATE ACRES)   TORS              COURSES   TEES     MANAGED      QUIRED(1)

Farmingdale, NY        Golden Bear Golf Center            13           X        X       one    80         Leased      March 1992
Wayne, NJ              Golden Bear Golf Center            16           X        X       two    80         Leased      July 1993
Douglaston, NY         Golden Bear Golf Center            12           X        X       two    70       Managed(2)    Dec. 1993
Elmsford, NY           Golden Bear Golf Center            27           X        X       two    80         Leased      July 1994
Utica, NY              Family Golf Center                 18           X        X       one    60         Leased      Dec. 1994
Clay, NY               Golden Bear Golf Center            23           X        X       one    132        Leased      Jan. 1995
  (near Syracuse)
Queensbury, NY         Family Golf Center and 18-hole    200          X        X       __     40          Owned      May 1995
  (near Albany)          Golf Course
Greenville, SC         Family Golf Center                 24           X        X       one    100         Owned      May 1995
Glen Allen, VA         Family Golf Center                 10           X        X       one    50          Owned      Aug. 1995
  (near Richmond)
Duluth, GA             Family Golf Center(4)              56           X        X     one(3)   60          Owned      Aug. 1995
  (near Atlanta)
Alpharetta, GA         Family Golf Center                 26           X        X       two    60          Owned      Aug. 1995
  (near Atlanta)
El Segundo, CA         Golden Bear Golf Center and        28           X        X       __     58       Managed(5)    Nov. 1995
                         par-3 Golf Course
Gilroy, CA             Family Golf Center and par-3       36           X        X       __     20         Leased      Nov. 1995
                         Golf Course
Valley View, OH        Family Golf Center                 19           X        X     one(3)   130        Owned/      Nov. 1995
  (near Cleveland)                                                                                        Leased
Henrietta, NY          Golden Bear Golf Center            28           X        X       one    132        Leased      Jan. 1996
Mesa, AZ               Family Golf Center and par-3       39           X        X       __     80          Owned      Feb. 1996
                         Golf Course
Virginia Beach, VA     Family Golf Center and par-3       81           X        X       __     36         Leased      March 1996
                         Golf Course
Flemington, NJ         Family Golf Center                 17           X        X       two    67          Owned      March 1996
Yorktown Heights, NY   Family Golf Center                 14           X        X       __     54          Owned      April 1996
Indian River, VA       Family Golf Center                 14           X        X       one    60         Leased      May 1996
  (near Norfolk)
Tucson, AZ             Family Golf Center                 18           X        X     one(3)   50          Owned      June 1996
Fairfeld, OH           Family Golf Center                 24           X        X       one    68         Leased      June 1996
  (near Cincinnati)
St. Louis, MO          Family Golf Center and par-3       42           X        X       one    100        Leased      June 1996
                         Golf Course
West Palm Beach, FL    Family Golf Center and par-3       32           X        X       one    40          Owned      June 1996
                         Golf Course
San Jose, CA           Family Golf Center                 25           X        X       one    100        Leased      July 1996








Los Angeles, CA        Family Golf Center                17           X       X        one      71        Leased       July 1996
Denver, CO             Family Golf Center                20           X       X       three     65       Managed (6)   July 1996
Englewood County, CO   Family Golf Center (3)            36           X       X        --      100        Leased       Aug. 1996
Fountain Inn, S.C.     Family Golf Center and 27-Hole   283           X       X        --       20         Owned       Aug. 1996
                       Golf Course and Golf Center
Flanders, NJ           Family Golf Center                25           X       X        two      80         Owned       Aug. 1996
Glen Burnie, MD        Family Golf Center                38           X       X        one      50        Leased       Sept. 1996
South Easton, MA       Family Golf Center(3)             70           X       X        one      50         Owned       Sept. 1996
Margate, FL            Family Golf Center                14           X       X        one      80         Owned       Oct. 1996
Milwaukee, WI          Family Golf Center(7)             65           X       X        one     114         Owned       Nov. 1996
Mainville, OH          Family Golf Center                32           X       X        two     140         Owned       Dec. 1996


            (1) Represents the first month that the facility generated revenue for the Company.

            (2) The Company manages the facility pursuant to a management contract with the City of New York. The management agreement terminates on December 31, 2006, but is terminable by the City of New York at will.

            (3) Under development.

            (4) The Company has commenced construction of a par-3 executive golf course adjacent to its golf center which it intends to have completed by April 1997.

            (5) The Company manages the facility pursuant to a management agreement with the City of El Segundo, California. The management agreement terminates on June 30, 1998 but is terminable earlier by either party, with or without cause, at the end of each operating year during the term of the management agreement, upon at least 90 days prior written notice.

            (6) The Company manages the facility pursuant to a concession license with the City and County of Denver. The concession license terminates on December 31, 2009.

            (7) The Company intends to construct a 9-hole executive golf course adjacent to the golf center.

            Since the IPO in November 1994 and through December 31, 1996, the Company has opened or acquired 31 golf facilities, including two regulation 18-hole golf courses, and eight combination golf center and par-3 or 9-hole golf course facilities, including one in 1994, nine in 1995 and 21 in 1996. In general, the consideration paid by the Company to acquire each golf facility has been based on a number of factors, including appraisals of the acquired facility, the location and demographics of the facility and the Company's evaluation of the prospects of improving the facility's performance. Such consideration has consisted principally of cash, Common Stock, notes and, in the case of asset purchases, assumed liabilities. When feasible, the Company has requested that a portion of the consideration be placed in escrow to satisfy indemnity claims, if any. During fiscal years 1994, 1995, and 1996, respectively, the Company paid an aggregate of $0, $10.2 million and $50.4 million for the facilities acquired during such respective years. For the purposes of the foregoing, Common Stock which is part of the acquisition consideration is valued at its reported market value on the date of the closing of the acquisition.

THE GOLF CENTERS

            The Company's typical golf center is designed around a driving range landscaped with target greens, bunkers and traps to simulate golf course conditions. The Company's larger centers include approximately 80 to 100 hitting tees in a two-tier design. Smaller golf centers include approximately 30 to 60 hitting tees. The ranges are generally open from 8:00 a.m. to 11:00 p.m. and are lighted to permit night play. The hitting tees are enclosed or sheltered from above and from the rear in a climate-controlled environment and, in four cases, all or a portion of the range is enclosed under an air inflated dome, to permit all-weather play. Tokens are sold to driving range customers at each of the Company's golf centers. These tokens are deposited by customers in machines which dispense precise amounts of golf balls, thus allowing the Company to monitor closely its cash receipts for buckets of balls and control its inventory.

            In addition to the driving range, the Company's golf centers generally include a 4,000-6,000 square foot clubhouse, including a full-line pro shop and locker facilities, landscaped 18-hole miniature golf courses, and a short game practice area (with putting green and sand traps) and PGA-certified golf instructors. As part of the Company's strategy to encourage family participation, the Company's golf centers include amenities such as miniature golf courses, restaurants and snack bars, video games and batting cages.

            Many of the Company's recently acquired golf centers are undergoing or expected to undergo capital improvement programs to add certain amenities. Golf center design is affected by the size, shape and other characteristics of available site locations, weather patterns, zoning requirements and market conditions.

            The Company's pro shops are stocked with clubs, bags, shoes, apparel, videos and related accessories from a number of suppliers, including brand name manufacturers such as Karsten Manufacturing Corporation (Ping), Callaway Golf Company, Tommy Armour Golf, Wilson Golf Company, Mizuno Golf Company, Spalding Sports Worldwide, Titleist and Footjoy Worldwide (Division of American Brands, Inc.), Ashworth Clothing Company and Nicklaus Golf Equipment Company.

THE GOLF COURSES

            Since the IPO in November 1994 and through December 31, 1996, the Company has acquired one regulation 18-hole golf course (Queensbury, New
York), one 27-hole golf course (Fountain Inn, South Carolina) and six par-3 or 9-hole executive golf courses (Mesa, Arizona, Virginia Beach, Virginia, El Segundo and Gilroy, California, St. Louis, Missouri and West Palm Beach, Florida). The Company is constructing a par-3 golf course, adjacent to a driving range at its Duluth, Georgia facility and intends to construct a 9-hole executive golf course at its Milwaukee, Wisconsin facility.

            The 200-acre, 18-hole golf course at Queensbury, New York, known as the Hiland Golf Club, has a restaurant and catering facility to accommodate large parties and weddings, a clubhouse, a pro shop, a driving range and PGA-certified golf instructors on site.

            The 283-acre Carolina Springs Golf Club is a 27-hole, semi-private golf course with a driving range, putting green and a clubhouse with banquet facilities and pro shop.

            Each of the par-3 courses at Mesa, Arizona, St. Louis, Missouri and West Palm Beach, Florida has a clubhouse, a full-line pro shop and a driving range. The par-3 golf course in Virginia Beach, Virginia known as the "Owl's Creek Golf Course," has a clubhouse, a pro shop, a driving range and a putting course. Each of these golf courses have PGA-certified golf instructors on site.

            Each of the par-3 practice golf courses in California (one of which is part of a Golden Bear Golf Center) has a clubhouse, a pro shop, a driving range and PGA-certified golf instructors on site.

            The Company's strategy is to acquire golf courses in areas where it owns or operates or, intends to own or operate, golf centers so that it has available a golf course on which to: (i) train its golf instructors so that they may become PGA-certified and (ii) provide full golf packages and complete instruction to driving range customers. In addition, the Company believes that it can attract customers of the golf courses to use its golf centers.

OTHER POTENTIAL SITES

            On November 21, 1995, the Company was orally advised by the City of Seattle, Washington that it had selected the Company's bid to negotiate a 20-year lease with the City for a 40-acre parcel of land located in downtown Seattle. The Company intends to construct and operate a Golden Bear Golf Center on this property, including an 80 station two-tier design driving range, 9-hole golf course, miniature golf course and clubhouse with a full-line pro shop and restaurant. A definitive lease agreement with the city of Seattle was signed in November 1996.

            The Company is in negotiations to purchase, for approximately $4 million, 35 acres of land in Fairfield, Connecticut, on which the Company intends to build a golf center. Although the Company had entered into a letter of intent relating to this transaction, this letter of intent expired.

            The Company continually seeks new golf facilities and has had discussions with a number of parties as to the acquisition or lease of golf facilities or land.

OPERATIONS

            As of December 31, 1996, the Company has golf facilities located in five regions (the New York City region, the Northern region, the Southeast region, Midwest region and the Western region), each of which is managed by a Regional Manager. Each golf facility has a general manager who reports to a Regional Manager, one to two assistant managers, a head golf professional, up to four PGA-certified professionals who instruct golfers, approximately five full-time staff members and approximately 13 to 20 part-time employees, depending on the season.

            Day-to-day responsibility for operation of the Company's golf centers resides with the general managers. General managers have overall administrative responsibility for golf center operations, including the driving range, miniature golf courses, short game practice area, pro shop and snack bar concession, as well as the condition of the facilities. In addition, general managers work with the Vice President-Regional Managers to prepare monthly and annual budgets and marketing plans.

            The Company places great importance on recruiting and training skilled personnel. A majority of the golf instructors are PGA-certified. In addition, a majority of the general managers have managed or were assistant managers at other golf centers or courses prior to being hired by the Company. Regional managers and general managers, as well as other management personnel, are provided performance incentives such as stock options and bonuses.

            The Company emphasizes customer service. Employees undergo a comprehensive training program where they are instructed, among other things, to be courteous, wear standardized clothing and display a professional attitude.

            By virtue of operating a number of golf facilities and eight golf courses, the Company believes it achieves economies of scale not available to smaller operators. Typically, the Company can acquire artificial turf, range balls, pro shop merchandise and other golf center supplies and equipment at lower prices than could an individual operator. The Company can also purchase insurance coverage at a lower premium rate than would be charged for an individual golf center. The Company's corporate policies relating to personnel, labor, cash management and budgets are formulated at the Company's headquarters and provided to each of the Company's golf facilities. The Company's accounting, legal, insurance and finance functions and management information systems are also centralized. This centralization enables personnel at a golf center to focus on matters relating to the performance of the particular golf center.

            Management information services are important to the successful operation of the Company's golf centers. The Company's management information system provides for a centralized purchasing program, financial performance and other key operating data for all golf facilities. This system allows the Company to review data on a regular basis and enables the identification of potential problems.

            The Company advertises in newspapers and on radio and cable television and uses direct mailings and other promotions, including sponsoring certain charitable events, holding contests and giving free clinics and equipment demonstrations, to increase consumer awareness of its golf facilities. The Company believes advertising plays an important role in attracting golfers to its facilities. Pursuant to the License Agreement, the Licensor retains the right to approve advertising and other material using the "Golden Bear" name and logo.

            In order to further understand its markets, the Company conducts demographic surveys of areas it intends to enter, reviews industry publications and attends trade shows.

GOLDEN BEAR LICENSE

            Under the License Agreement, the Company is licensed to use the trademark "Golden Bear" and related trademarks and tradenames in the operation of certain of its golf facilities. The License Agreement is non-exclusive and the Company does not have the right to open additional Golden Bear Golf Centers, except for the facility under development in Seattle, Washington. The License Agreement expires in August 2002, subject to earlier termination under certain circumstances. Unless terminated by written notice 90 days prior to the end of its initial term or renewal term, as the case may be, it will be automatically extended for additional five-year periods. The License Agreement is also terminable if the current directors of the Company, at any time, constitute less than 50% of the Company's directors.

            The Company paid the Licensor a one-time fee of up to $25,000 facility development fee for each Golden Bear Golf Center and, in most cases, pays the Licensor an ongoing royalty fee ranging between 3% and 5% of Adjusted Gross Revenues, as defined in the License Agreement, subject to a minimum guaranteed royalty of at least $50,000 per year per site. For two of the sites, the Company pays a fixed annual fee ranging between $35,000 and $45,000, however, at one of such sites this amount is subject to increase for increases in the consumer price index. The value of the "Golden Bear" name is dependent, in part, upon the continued popularity of Jack Nicklaus. Accordingly, the occurrence of any event which diminishes the reputation of Mr. Nicklaus and the related "Golden Bear" symbol could adversely affect the Company's Golden Bear Golf Centers.

COMPETITION

            The golf center industry is highly competitive and includes competition from other golf centers, traditional golf ranges, golf courses and other recreational pursuits. The Company may face imitation and other forms of competition and the Company cannot prevent or restrain others from utilizing a similar operational strategy. Until September 1995, the Company had the exclusive right to open Golden Bear Golf Centers in certain territories. However, the Licensor now is permitted to establish, or license others to establish, Golden Bear Golf Centers that compete with the Company's golf centers, including its Golden Bear Golf Centers. In addition, the Company's pro shop business faces competition from pro shops at golf courses and other golf centers, specialty retailers devoted to golf equipment and apparel, sporting goods stores and department stores. One advantage that the Company's pro shops have over certain of its competitors is that the customer may try golf clubs on the driving ranges before purchasing them. Many of the Company's competitors and potential competitors have considerably greater financial and other resources, experience and customer recognition than does the Company.

EMPLOYEES

            As of December 31, 1996, the Company had 590 employees, of which 277 were full-time employees and 313 were part-time employees. None of the employees are represented by a collective bargaining agreement. The Company has never experienced a strike or work stoppage. The Company believes that its relationship with its employees is good.

GOVERNMENTAL REGULATION

            Operations at the Company's golf facilities involve the use and limited storage of various hazardous materials such as pesticides, herbicides, motor oil, paint and gasoline. Under various federal, state and local laws, ordinances and regulations (which are administered, in the case of federal laws and regulations, primarily by the United States Environmental Protection Agency), an owner or operator of real property is generally liable for the costs of removal or remediation of hazardous substances that are released on or in its property regardless of whether the property owner or operator knew of, or was responsible for, the release of hazardous materials. The Company has not been informed by any governmental authority or instrumentality of any non-compliance or violation of any environmental laws, ordinances or regulations. However, the Company is aware of one notice of violation issued by the DEC against the owner of the land leased by the Company in Elmsford, New York alleging that certain hazardous materials were placed on the site. The owner has taken remedial action and the Company does not believe it will be affected by the alleged violation. In addition, the environmental studies performed for the Company by an environmental consultant in August 1995 in connection with the acquisition of the golf center in Glen Allen, Virginia disclosed petroleum contamination of the soil, which the Company has reported to the Virginia Department of Environmental Quality. The Company received notice from the Department of Environmental Quality that the contamination level at this site does not warrant further assessment or corrective action. Although the Company usually hires environmental consultants to conduct environmental studies, including invasive procedures such as soil sampling or ground water analysis, on golf facilities it owns, operates or intends to acquire, in some cases only limited invasive procedures are conducted on such properties. Even when invasive procedures are used, environmental studies may fail to discover all potential environmental problems. Accordingly, there may be potential environmental liabilities or conditions of which the Company is not aware.

            The Company is subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. The restaurants at the Company's golf facilities in Queensbury, New York, Gilroy, El Segundo, California and Denver, Colorado serve alcoholic beverages and are subject to certain state "dram-shop" laws, which provide a person injured by an intoxicated individual the right to recover damages from an establishment that wrongfully served such beverages to the intoxicated individual.

            ITEM 2.  PROPERTIES.

            The Company maintains its executive offices in approximately 5,292 square feet of space in Melville, New York pursuant to a lease expiring in October 1999. The Company owns the land, subject to mortgages, on which its Queensbury, New York golf course (approximately 200 acres), it Yorktown Heights, New York golf center (approximately 14 acres), its Flemington, New Jersey golf center (approximately 17 acres), its Greenville, South Carolina golf center (approximately 24 acres), its Duluth, Georgia (near Atlanta) golf center (approximately 56 acres), its Alpharetta, Georgia (near Atlanta) golf center (approximately 26 acres), its Glen Allen, Virginia (near Richmond) golf center (approximately 10 acres), its Mesa, Arizona golf center (approximately 39 acres), its Valley View, Ohio (near Cleveland) golf center (approximately five acres), its Tucson, Arizona golf center (approximately 18 acres), its West Palm Beach, Florida golf center (approximately 32 acres) its South Easton, Massachusetts golf center (approximately 20 acres), its Fountain Inn, South Carolina combination golf course and golf center (approximately 283 acres), its Flanders, New Jersey golf center (approximately 25 acres) and its Margate, Florida golf center (approximately 14 acres) are located. The Company also leases the land on which 15 of its golf facilities are located as well as the land adjacent to its Valley View, Ohio golf center on which it has commenced construction of additional golf facilities. None of such leases are with affiliates of the Company. Information concerning such leases is set forth below.


                                             AREA                                                      DATE OPENED OR ACQUIRED
GOLF FACILITY LOCATION                     (ACRES)             LEASE EXPIRATION DATE
----------------------                     -------             ---------------------                ------------------------------

Farmingdale, New York                         13                November 30, 1996(1)                         March 1992
Elmsford, New York                            27                February 27, 2019(2)                          July 1994
Wayne, New Jersey                             16                February 28, 1998(3)                          July 1993
Clay, New York                                23                  June 30, 2005(4)                          January 1995
Utica, New York                               18                December 31, 2019(5)                        December 1994
Gilroy, California                            36                November 30, 1997(2)                        November 1995
Valley View, Ohio                             19                November 8, 2010(2)                         November 1995
Henrietta, New York                           28                October 10, 2020(5)                 Partial January 1996 (Indoor)
Virginia Beach, VA                            41                 March 20, 2027(6)                           March 1996
Virginia Beach, VA                            40                 March 20, 2027(6)                           March 1996
Indian River, VA                              14                December 31, 2002(7)                          May 1996
Fairfield, OH                                 24                December 31, 2012(5)                          June 1996
St. Louis, MO                                 42                February 28, 2017(5)                          June 1996
San Jose, CA                                  25                 March 31, 2013(2)                            July 1996
Glen Burnie, MD                               38                 December 31, 2012                         September 1996
Orange County, CA                             17                February 28, 2003(2)                          July 1996


            (1)         The Company has the option to extend the lease term for up to an additional 20 years.

            (2)         The Company has the option to extend the lease term for two additional five-year periods.

            (3)         The Company has the option to extend the lease term for six additional five-year periods.

            (4)         The Company has the option to extend the lease term for one ten-year period plus four additional five-year periods.

            (5)         The Company has the option to extend the lease term for three additional five-year periods.

            (6)         This lease is for land on which part of the Virginia Beach, Virginia golf facility is located.

            (7)         The Company has the option to extend the lease term for six additional ten-year periods and one three year, six-month period.

            After giving effect to renewal options, none of the Company's current leases is scheduled to expire until 2007. However, the leases may be terminated prior to their scheduled expiration should the Company default in its obligations thereunder. The termination of any of the Company's leases could have an adverse effect on the Company. If any of the Company's leases were to be terminated, there can be no assurance that the Company would be able to enter into leases for comparable properties on favorable terms, or at all. For additional information concerning the leases, see Notes F and I to the Financial Statements included elsewhere herein.

            The Company manages the Douglaston, New York golf center pursuant to a management agreement with the City of New York, which provides for annual payments to the City of the greater of $900,000 or the aggregate of 45% of revenues up to an amount of $2 million from this golf center and 50% of such revenues in excess of $2 million. The City owns the land on which such facility is located. The Company's management agreement with the City terminates on December 31, 2006, but is terminable by the City at will. Pursuant to this management agreement, the Company has made in excess $1.2 million of capital improvements to the Douglaston center. If the management agreement is terminated the City may retain, and is not obligated to pay the Company for the value of, such capital improvements.

            The Company manages the El Segundo, California golf course and golf center pursuant to a management agreement with the City of El Segundo which provides for monthly payments to the Company of $10,417, subject to annual adjustments based on the Consumer Price Index, and an annual bonus based on the facility's annual gross revenue, which bonus may not exceed the total amount of monthly fees for such operating year. The City of El Segundo owns the land on which the facility is located. Such management agreement terminates on June 30, 1998, unless earlier terminated by either party, with or without cause, as of the end of any operating year during the term of the agreement, upon at least 90 days prior written notice.

         The Company operates the Denver, Colorado golf center pursuant to a concession license with the City and County of Denver which provides for annual payments to be based on eight percent of the average of the previous two years gross sales. The city and County of Denver owns the land on which the J.F. Kennedy Golf Course, including the golf center, is located. The concession license expires on December 31, 2009.


            ITEM 3.  LEGAL PROCEEDINGS

            The Company knows of no material litigation or proceeding pending, threatened or contemplated to which the Company is or may become a party other than routine litigation incidental to its business.

            ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

            There were no matters submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

            ITEM 5. MARKET FOR COMMON STOCK OF THE REGISTRANT AND RELATED STOCKHOLDER MATTERS

            The Company's Common Stock, par value $.01 per share (the "Common Stock"), commenced trading on the Nasdaq National Market on November 17, 1994 under the symbol "FGCI". The following table sets forth, for the periods indicated, the high and low last sales prices for the Company's Common Stock as reported by the Nasdaq National Market.


                          STOCK PRICE
                      ------------------
                        HIGH       LOW
                      --------   -------
Calendar Year 1995:
 First Quarter         $ 7 7/8    $ 6
 Second Quarter         11          5 1/2
 Third Quarter          19 5/8     10 1/4
 Fourth Quarter         19         12 3/4

Calendar year 1996:
 First Quarter         $27 3/4    $17 1/8
 Second Quarter         30 1/4     22 7/8
 Third Quarter          36 1/2     21 3/4
 Fourth Quarter         34 1/4     22 1/2


            As of March 25, 1997, there were approximately 115 holders of record of the Common Stock. The Company believes there were in excess of 400 beneficial owners of the Common Stock. As of March 25, 1997, the last sales price for the Company's Common Stock as reported by the Nasdaq National Market was $21.375.

            The Company has neither declared nor paid dividends on its Common Stock and does not intend to declare or pay any dividends in the foreseeable future. The Company currently intends to retain earnings, if any, for the development and expansion of its business. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors. In addition, the Company's current credit facility with Chase Bank prohibits the payments of any dividends.

     During the year ended December 31, 1996, the Company issued an aggregate of 342,900 shares of Common Stock as part of the consideration for six separate acquisitions of golf centers and the acquisition of The Colbert Ballard Golf Learning Centers and The Seven Iron, Inc. from the owners or lessees of such properties. Such shares were issued in the amounts, on the dates and for the properties listed below: (i) March 6, 1996, 50,000 shares, Virginia Beach, Virginia golf center; (ii) March 7, 1996, 100,000 shares, Flemington, New Jersey golf center, (iii) April 6, 1996, 30,900 shares, Yorktown Heights, New York golf center, (iv) August 29, 1996, 40,000 shares, Denver, Colorado golf center, (v) September 30, 1996, 7,000 shares, The Colbert Ballard Golf Learning Centers, (vi) October 30, 1996, 75,000 shares, The Seven Iron, Inc., and (vii) December 31, 1996, 40,000 shares, Mainville, Ohio golf center. Such golf centers and The Colbert Ballard Golf Learning Centers are discussed in Item 1 - "Business." Such issuances were not registered under the Securities Act of 1933 (the "Act") in reliance on the exemption provided by
Section 4(2) of the Act. None of such issuances involved any general solicitation and each of the recipients of the Common Stock has represented that such recipient understands that the Common Stock may not be sold or otherwise transferred absent registration under the Act or an exemption therefrom and each certificate representing shares of such Common Stock bears a legend to such effect.

            ITEM 6.  SELECTED FINANCIAL DATA

            The following selected financial data for the five years ended December 31, 1992, 1993, 1994, 1995 and 1996 were derived from audited financial statements of the Company.




                                                                                    YEARS ENDED
                                                                                    DECEMBER 31,
                                                          ------------------------------------------------------
                                                              1992         1993      1994      1995      1996
                                                              ----         ----      ----      ----      ----
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
  Total revenue.........................................    $ 1,887      $ 2,632    $ 6,362  $ 12,432  $ 27,904
  Operating expenses....................................      1,128        2,247      4,215     6,614    13,268
  Cost of merchandise sold..............................        320          459        750     1,779     4,458
  Selling, general and
     administrative expenses............................        351          615        548     1,242     3,580
                                                                ---          ---        ---     -----     -----
  Operating income (loss)...............................         88        (689)        849     2,797     6,598
  Interest expense......................................      (111)        (192)      (313)     (939)      (370)
  Other income..........................................          1          106         16        66     2,172
                                                              -----          ---        ---       ---     -----
 Income (loss) before income
   taxes minority interest and
   extraordinary item...................................       (22)        (775)        552     1,924     8,400
 Income tax expenses (benefit)..........................                               (65)       669     3,192
                                                             ------      -------       ----    ------     -----
 Income (loss) before minority..........................
   interest and extraordinary item......................       (22)        (775)        617     1,255     5,208
 Minority interest in (income) loss.....................                      12      (129)
 Extraordinary item (net of tax effect..................                                         (181)
                                                          ---------   ----------  ---------  --------   -------
 Net income (loss)......................................     $ (22)      $ (763)      $ 488   $ 1,074   $ 5,208
                                                             ======      =======      =====   =======   =======
 Net income (loss) per share before
   extraordinary item ..................................                $ (0.23)       0.13      0.24     0.51
 Extraordinary item (Net of Tax Effect) ................                                        (0.04)
                                                                        --------    --------  --------  -------
 Net income (loss) per share ...........................                $ (0.23)     $ 0.13    $ 0.20   $ 0.51
                                                                        ========     ======   =======   =======
 Weighted average number of
    common shares outstanding...........................                  3,272       3,636     5,271   10,290
                                                                          =====       =====     =====   ======




                                                                    YEARS ENDED DECEMBER 31,
                                                    ------------------------------------------------------
                                                       1992        1993      1994          1995       1996
                                                       ----        ----      ----          ----       ----
                                                                   (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents and short term
     investments ................................   $    90      $  403     $ 2,296      $23,121    $ 38,394
  Working capital................................        88      (1,798)       (204)      20,598      36,675
  Total Assets...................................     2,995       7,693      16,077       61,582     158,293
  Short-term borrowings..........................                                                      5,000
  Total long-term debt,
     including current maturity..................     1,291       4,034       6,328        8,193      12,056
  Total stockholders' equity.....................   $ (269)     $ 1,128     $ 7,234      $49,388    $136,944


            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS

            The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the notes thereto appearing elsewhere in this document.

GENERAL

            The Company's strategy is to grow revenue and net income by (i) increasing the number of golf centers it owns, leases or manages by (a) identifying and acquiring well-located ranges that have the potential for improvement under better management and with improved or expanded facilities, including the addition of enclosed hitting areas, full-line pro shops, miniature golf courses and other amenities and (b) building new centers in locations where suitable acquisition opportunities are not available and (ii) seeking to realize economies of scale through centralized purchasing, accounting, management information and cash management systems. As of December 31, 1996 the Company owns, leases or manages 35 golf facilities, comprised of 27 golf centers and eight combination golf center and golf course facilities. The following table sets forth certain information as to the Company's golf facilities:




                                                                    OWNED   LEASED    MANAGED    TOTAL
AT JANUARY 1, 1992                                                    -        -         -         -
 Facilities built during 1992                                         -        1         -         1
 Facilities or management contracts acquired during 1992              -        -         -         -
                                                                    -----    -----     -----     -----
AT JANUARY 1, 1993                                                    -        1         -         1
 Facilities built during 1993                                         -        1         -         1
 Facilities or management contracts acquired during 1993              -        -         -         -
                                                                    -----    -----     -----     -----
AT JANUARY 1, 1994                                                    -        2         -         2
 Facilities built during 1994                                         -        1         1         2
 Facilities or management contracts acquired during 1994              -        1         -         1
                                                                    -----    -----     -----     -----
AT JANUARY 1, 1995                                                    -        4         1         5
 Facilities built during 1995                                         -        1         -         1
 Facilities or management contracts acquired during 1995              6        1         1         8
                                                                    -----    -----     -----     -----
AT JANUARY 1, 1996                                                    6        6         2         14
 Facilities built during 1996                                         -        1         -         1
 Facilities or management contracts acquired during 1996             11        8         1         20
                                                                    -----    -----     -----     -----
AT JANUARY 1, 1997                                                   17       15         3         35

                                     ------------------------------------------

            The Company's golf facilities have opened at varying times over the past several years. As a result of changes in the number of golf centers open from period to period, the seasonality of operations, the completion of the IPO in November 1994, the 1995





Offering in December 1995 and the 1996 Offering in July 1996, results of operations for any particular period may not be indicative of the results of operations in the future.

            Most of the Company's revenues from its golf centers are derived from selling tokens for use in automated range-ball dispensing machines, pro shop merchandise sales, charging for rounds of miniature golf, golf lessons and management fees. The Company also derives revenues at its golf centers from food and beverage sales, video games and the use of batting cages. The
Company derives revenues from its golf courses from club membership fees, fees for rounds of golf and golf lessons, pro-shop merchandise sales and from food and beverage sales at the clubhouse. See "Business--The Golf Centers."








RESULTS OF OPERATIONS

            The following table sets forth selected operations data of the Company expressed as a percentage of total revenue (except for operating expenses which is expressed as a percentage of operating revenue and cost of merchandise sold which is expressed as a percentage of merchandise sales) for the periods indicated below:



                                                                                   YEAR ENDED
                                                                                   DECEMBER 31,
                                                                   -----------------------------------------
                                                                     1996            1995             1994
                                                                     ----            ----             ----
Operating revenues                                                   76.6%           78.8%            84.0%
Merchandise sales                                                    23.4            21.2             16.0
Total revenue                                                       100.0           100.0            100.0
Operating expenses                                                   62.1            67.5             78.9
Cost of merchandise sold                                             68.2            67.5             73.5
Selling, general and administrative expenses                         12.8            10.0              8.6
Income (loss) from operations                                        23.6            22.5             13.3
Interest expense                                                      1.3             7.6              4.9
Other income                                                          7.8             0.5              0.3
Income (loss) before income taxes and minority interest              30.1            15.5              8.7
Income tax (benefit) expense                                         11.4             5.4             (1.0)
Income (loss) before extraordinary item and minority interest        18.7            10.1              9.7
Minority interest in (income) loss                                    --              --              (2.0)
Extraordinary item (net of tax effect)                                --              1.5              --
Net income (loss)                                                    18.7%            8.6%             7.7%



TWELVE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO TWELVE
MONTHS ENDED DECEMBER 31, 1995

            Results for the twelve months ended December 31, 1996 reflect the operation of 11 golf centers for the full period. Two golf centers underwent renovation for approximately one month and one golf center underwent renovation for approximately two months of 1996. The December 31, 1996 results also reflect the operation of 21 golf centers built or acquired during the course of 1996. Results for the year ended December 31, 1995 reflect the operations of four golf centers for the full period, although one such golf center was undergoing renovation for approximately four months. The December 31, 1995 results also reflect the operations of 10 additional centers built or acquired during the year. As a result of the change in the number of golf centers open from period to period, the comparison between 1996 and 1995 may not necessarily be meaningful.

            Total revenue for the twelve months ended December 31, 1996 was $27.9 million as compared to $12.4 million for the same period in 1995, an increase of $15.5 million (124%). Total revenue for the four golf centers operating for the full December 31, 1996 and 1995 periods increased to $9.1 million from $8.0 million an increase of 14%. Operating revenues, consisting of all sales except merchandise sales, amounted to $21.4 million as compared to $9.8 million, an increase of $11.6 million (118%) for this period. The overall increase in revenue was primarily attributable to having additional golf centers in operation during the 1996 period.

            Merchandise sales, consisting of golf clubs, balls, bags, gloves, videos, apparel and related accessories, amounted to $6.5 million for 1996 as compared to $2.6 million for 1995. The increase in merchandise sales of $3.9 million (148%) was due to the contribution of new locations to the 1996 period and the increased emphasis placed by the Company on improving pro-shop sales in the 1996 period, improved purchasing procedures and increased promotion.

            Operating expenses, consisting of operating wages and employee costs, land rent, depreciation of golf driving range facilities and equipment, utilities and all other facility operating costs, increased to $13.3 million in 1996 from $6.6 million in 1995. The overall increase of $6.7 million (102%) was primarily due to the operating costs of locations that were not open for all or part of 1995.

            The cost of merchandise sold increased to $4.5 million (68% of merchandise sales) in 1996 from $1.8 million (68% of merchandise sales) in 1995. The overall increase in this cost of $2.7 million (150%) was primarily due to the higher level of merchandise sales.

            Selling, general and administrative expenses in 1996 amounted to $3.6 million (13% of total revenue) as compared to $1.2 million (10% of total revenue) in 1995, an increase of $2.3 million (188%), primarily due to an increase in corporate staff, advertising and other expenses resulting from the increase in the number of golf centers operating during 1996.

            Interest expense decreased to $0.4 million in 1996 from $0.9 million in 1995. Other income, primarily interest income, increased to $2.2 million in 1996 from $0.1 million in 1995. The increase in interest income is attributable to the investment of proceeds from the public offerings in December 1995 and July 1996. Also reflected in other income in 1996 is the sale of approximately 43 acres of land in Queensbury, New York for a net gain of $374,000.

            The Company had income, before income taxes (benefits), and extraordinary items of $8.4 million for 1996 as compared to $1.9 million in 1995. The Company recognized an extraordinary charge of $181,000 (net of taxes) in the fourth quarter of 1995. This extraordinary item reflects the write-off of debt acquisition costs, net of income taxes, arising from the repayment of certain bank debt using the proceeds of the 1995 Offering. Net income, after income taxes (benefits) and, the extraordinary items rose to $5.2 million in 1996 as compared to $1.1 million in 1995.

TWELVE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1994

            Results for the twelve months ended December 31, 1995 reflect the operations of the Farmingdale and Elmsford, New York and the Wayne, New Jersey golf centers for the full period, operations of the Douglaston, New York golf center (which was undergoing renovation and was operating in a limited capacity for approximately two of the twelve months), operations of the Syracuse, New York golf center for approximately twelve months (although the outdoor portion of the golf center was open for only three months), operations of the Utica, New York golf center for approximately nine months, operations of the Greenville, South Carolina golf center and the Queensbury, New York golf facility for approximately eight months each and operations of the Richmond, Virginia and Duluth and Alpharetta, Georgia golf centers for approximately five months, four month and two months, respectively and El Segundo and Gilroy, California and Valley View, Ohio for two months each. Results for the twelve months ended December 31, 1994 reflect the operations of the Farmingdale and Wayne golf centers for the full period, operations of the Douglaston golf center (which was undergoing renovation and was operating in a limited capacity for four of the twelve months) and operations of the Elmsford golf center for approximately five months. As a result of the change in the number of facilities open from period to period, the comparison between 1995 and 1994 periods may not necessarily be meaningful. Revenue from the Farmingdale and Wayne golf centers, which were the only golf centers open and not undergoing substantial renovations for the full December 31, 1994 and 1995 periods, increased from $3.7 million to $4.1 million during such periods, an increase of 10.8%.

            Total revenue for the twelve months ended December 31, 1995 was $12.4 million as compared to $6.4 million for the same period in 1994, an increase of $6.0 million (93.8%). Operating revenues, consisting of all sales except merchandise sales, amounted to $9.8 million as compared to $5.3 million, an increase of $4.5 million (84.9%) for this period. The overall increase in revenue was primarily attributable to having additional golf centers in operation during the 1995 period.

            Merchandise sales, consisting of golf clubs, balls, bags, gloves, videos, apparel and related accessories, amounted to $2.6 million for 1995 as compared to $1.0 million for 1994. The increase in merchandise sales of $1.6 million (160.0%) was due to the contribution of new locations to the 1995 period and the increased emphasis placed by the Company on improving pro-shop sales in the 1995 period, improved purchasing procedures and increased promotion.

            Operating expenses, consisting of operating wages and employee costs, land rent, depreciation of golf driving range facilities and equipment, utilities and all other facility operating costs, increased to $6.6 million in 1995 from $4.2 million in 1994. The overall increase of $2.4 million (57%) was primarily due to the operating costs of locations that were not open for all or part of 1994. However, operating expenses as a percentage of operating revenues declined to 67.5% in 1995 from 78.9% in 1994 primarily due to the substantial increase in revenues and relatively low corresponding incremental increases in certain fixed or partially fixed costs, such as rent.

            The cost of merchandise sold increased to $1.8 million (67.5% of merchandise sales) in 1995 from $750,000 (73.5% of merchandise sales) in 1994. The overall increase in this cost of $1.05 million (140.0%) was primarily due to the higher level of merchandise sales. The decrease in this cost as a percentage of merchandise sales was due to improved buying techniques and volume discounts.

            Selling, general and administrative expenses in 1995 amounted to $1.2 million (10.0% of total revenue) as compared to $548,000 (8.6% of total revenue) in 1994, an increase of $652,000 (119.0%), primarily due to an increase in corporate staff, advertising and other expenses resulting from the increase in the number of golf centers operating during 1995.

            Interest expense increased to $939,000 in 1995 from $313,000 in 1994. The increase was attributable to increased borrowings to fund the Company's expansion, as well as a higher prime lending rate during 1995 as compared to 1994.

            The Company had income, before income taxes (benefits), an extraordinary item and the Minority Interest, of $1.9 million for 1995 as compared to $552,000 in 1994. The Company recognized an extraordinary charge of $181,000 (net of taxes) in the fourth quarter of 1995. This extraordinary item reflects the write-off of debt acquisition costs, net of income taxes, arising from the repayment of certain bank debt using the proceeds of the Secondary Offering. The Minority Interest in 1994 represents limited partnership interests in Alley Pond Associates, L.P., a partnership which operated the Douglaston, New York golf center. The Minority Interest was acquired by the Company in December 1994. Net income, after income taxes (benefits), the extraordinary item and the Minority Interest, rose to $1.1 million in 1995 as compared to $488,000 in 1994.


LIQUIDITY AND CAPITAL RESOURCES

            At December 31, 1996, the Company had working capital of $36.7 million compared to $20.6 million at December 31, 1995, due principally to the proceeds from the 1996 Offering.

            The cash requirements of funding the Company's expansion have historically exceeded cash flow from operations. Accordingly, the Company has satisfied its capital needs primarily through debt and equity financings. The Company currently anticipates that it will continue to satisfy its capital needs through additional debt or equity financing until the Company has established an adequate number of profitable golf centers to support its growth through internal cash flow.

            The Company's outstanding indebtedness as of December 31, 1996 of $17.1 million bears interest at fixed and variable rates currently ranging from 5.25% to 10.5%.

            As of December 31, 1996 the Company had $5,000,000 outstanding under its line of credit with Chase Bank. The Company has a $5 million line of credit with Chase Bank and amounts outstanding under this credit line bear interest at the bank's prime. Chase Bank has issued a commitment letter pursuant to which it has indicated that, subject to certain conditions, it will replace the current credit line with a two-year $20.0 million secured revolving credit facility, converting to a four-year term loan at the end of the first two years.

            The Company anticipates making substantial additional expenditures in connection with the acquisition and opening of new golf facilities and capital improvements to existing facilities. Golf center opening expenditures primarily relate to projected golf center construction and opening costs, associated marketing activities and the addition of personnel. From time to time, the Company acquires, rather than leases, the land on which its golf centers are located, which entails additional expenditures. Based on the Company's experience with its existing golf centers, the Company believes that the cost of opening or acquiring a golf center generally will not exceed $3.5 million (exclusive of land costs). However, there can be no assurance that golf center opening or acquisition costs will not exceed $3.5 million. Golf center acquisition costs vary substantially depending on the location and status of the acquired property (i.e., whether significant capital improvements are necessary) and whether the Company acquires or leases the related land. Land acquisition costs vary substantially depending on a number of factors, including principally location. To the extent that the Company acquires any golf courses, the Company may be required to make capital improvements to these courses, depending again upon the location and status of the acquired property. The cost of golf course acquisitions depends, to a large extent, upon the price of the land and may substantially exceed the anticipated cost of golf center acquisitions. The Company intends to make capital improvements, estimated to aggregate approximately $12 million over the next 12 months, primarily on recently acquired facilities. Over the next 12 months the Company intends to utilize approximately all of the net proceeds from the 1996 Offering, in addition to debt financing and issuances of its Common Stock, in connection with the acquisition and opening of golf facilities. In addition, in connection with the acquisition of TPT, up to $1.0 million of additional purchase price will be payable if certain operating income targets are achieved in 1997.

            The Company believes that the net proceeds from the 1996 Offering, cash flow from operations and its credit facility with Chase Bank will be sufficient to finance the Company's currently contemplated expansion plans for at least the next 12 months.

            Management does not believe that recently issued accounting standards will have a material impact on the Company's financial statements when adopted by the Company.

EFFECT OF RECENTLY ACQUIRED FACILITIES

            On a pro forma basis, as adjusted to give effect to acquisitions consummated after January 1, 1995 as if they had occurred as of January 1, 1995, the Company had a net loss of $495,000 (as compared to net income of $1.1 million on a historical basis) for the year ended December 31, 1995 and net income of $4.3 million (as compared to net income of $5.2 million on a historical basis) for the year ended December 31, 1996. Although the recently acquired facilities have adversely affected income on a pro forma basis, the Company believes that it will be able to (i) enhance revenues at such facilities by adding amenities including enclosed hitting areas, token-based automated range-ball dispensing machines, full-line pro-shops, miniature golf courses and 9-hole golf courses and (ii) reduce expenses by economies of scale achieved through centralized purchasing, accounting, management information systems and cash management. There can be no assurance, however, that the Company will be able to improve the performance of newly-acquired facilities.

SEASONALITY

            Historically, the second and third quarters have accounted for a greater portion of the Company's operating income than have the first and fourth quarters of the year. This is primarily due to an outdoor playing season limited by inclement weather. Although most of the Company's facilities are designed to be all-weather, portions of the facilities, such as miniature golf courses which are outdoors, tend to be vulnerable to weather conditions. One of the Company's golf centers and one golf course are closed during a portion of the winter. Also, golfers are less inclined to practice when weather conditions limit their ability to play golf on outdoor courses. Since August 1995, the Company has acquired golf centers in various locations (Arizona, California, Virginia, Georgia, South Carolina and Florida) where inclement weather may not limit the outdoor playing season as much as such weather limits the outdoor playing season at the Company's golf facilities in Northern states. This seasonal pattern, as well as the timing of new golf facility acquisitions and openings, may cause the Company's results of operations to vary significantly from quarter to quarter. Accordingly, period-to-period comparisons are not necessarily meaningful and should not be relied on as indicative of future results.

INFLATION

            There was no significant impact on the Company's operations as a result of inflation during 1994, 1995 or 1996.

            ITEM 8.  FINANCIAL STATEMENTS

            The financial statements of the Company are included herein commencing on page F-1 hereof.

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                     FINANCIAL DISCLOSURE

            None.

                                PART III

            ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT

            The information required by this item is incorporated by reference to "Directors and Executive Officers of the Company" in the Company's definitive proxy statement for 1997, if filed by April 30, 1997.

            ITEM 11.  EXECUTIVE COMPENSATION

            The information required by this item is incorporated herein by reference to "Executive Compensation" in the Company's definitive proxy statement for 1997, if filed by April 30, 1997.

            ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT

            The information required by this item is incorporated herein by reference to " Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for 1997, if filed by April 30, 1997.

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by this item is incorporated herein by reference to "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for 1997, if filed by April 30, 1997.

            ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)  EXHIBITS.


EXHIBIT NO.                                               DESCRIPTION                                                  Page No.
----------                                                -----------                                                  --------
 3.1*                       Certificate of Incorporation.
 3.2*                       By-laws.
10.1*                       Agreement to Exchange, dated as September 11, 1994, by and among Family Golf
                            Centers, Inc. and Dominic Chang, Jimmy C.M. Hsu, Krishnan Thampi, Tommy Hsu, and
                            John Chen.
10.2*                       Purchase Agreement, dated as of September 11, 1994, by and among Family Golf
                            Centers, Inc. and Golf Range, Inc. and Abbington Holdings, Inc.
10.3*                       Option Agreement by and among Ken Simonds, William Schickler III, Dominic Chang,
                            Krishnan Thampi, The Practice Tee, Inc. and Family Golf Centers, Inc.
10.4*                       Employment Agreement, dated as of September 11, 1994, between Family Golf Centers,
                            Inc. and Dominic Chang.
10.4.1*****                 Amendment No. 1, dated March 8, 1995, to the Employment agreement, dated as of
                            September 11, 1994, between Family Golf Centers, Inc. and Dominic Chang, filed as
                            Exhibit 10.5.
10.5*                       Employment Agreement, dated as of September 11, 1994, between Family Golf Centers,
                            Inc. and Krishnan Thampi.
10.5.1*****                 Amendment No. 1, dated March 8, 1995, to the Employment Agreement, dated as of
                            September 11, 1994, between Family Golf Centers, Inc. and Krishnan P. Thampi, filed as
                            Exhibit 10.5.
10.6*                       Agreement, dated as of August 12, 1992, by and between Golden Bear International, Inc.
                            and Orient Associates International, Inc., as amended by an Assignment and amendment entered into February 16, 1994, by and among Golden Bear International, Inc., Golden
                            Bear Golf Centers, Inc. and Orient Associates International, Inc., as further amended by an Assignment and Assumption by and among Golden Bear Golf Centers, Inc., Orient
                            Associates International, Inc. and The Practice Tee, Inc.
10.6.1**                    Amendment entered into November 9, 1994 to Agreement dated as of August 12, 1992, by and between Golden Bear International,  Inc. and Orient Associates International, Inc.
10.6.2*****                 Amendment entered into December 2, 1994 to Agreement dated as of August 12, 1929, by and between Golden Bear International, inc. and Orient Associates International, Inc.,
                            filed as Exhibit 10.6.
10.7*                       License Agreement, dated September 14, 1994, between Orient Associates International,
                            Inc. and City of New York Parks & Recreation Department.
10.8*                       Form of Common Stock Purchase Warrant, for an aggregate of 24,950 shares of Common
                            Stock, expiring on August 15, 1999.
10.9*                       Family Golf Centers, Inc. 1994 Stock Incentive Plan.
10.10++++                   Family Golf Centers, Inc. 1996 Stock Incentive Plan.
10.11*                      Loan Agreement, dated March 1, 1994, between Grand Pacific Finance Corp. as Lender, and Orient Associates International, Inc. as Borrower.








EXHIBIT NO.                                               DESCRIPTION                                                   Page No.
----------                                                -----------                                                  --------
10.12*                      Loan Leasehold Mortgage and Security Agreement, dated April 23, 1993, between Orient
                            Associates International, Inc. as Mortgagor and The Development Bank of Singapore,
                            Ltd., as Mortgagee.
10.13*                      Revolving Credit Line Agreement, dated April 2, 1993, between TaipeiBank, New York
                            Agency, as Lender, and Orient Associates International, Inc. and Dominic Chang, as
                            Borrower.
10.14*                      Mortgage, dated December 17, 1993, between Orient Associates International, Inc. and
                            Hsing Lung Farm Corp., as Mortgagor and TaipeiBank, New York Agency, as
                            Mortgagee.
10.15*                      Authorization and Debenture Guaranty, dated December 31, 1991, between the United
                            States Small Business Administration, as Lender and Long Island Development
                            Corporation, as Borrower, to assist Orient Associates International, Inc.
10.16*                      Building Loan Contract and Building Loan Mortgage, dated October 20, 1994, between
                            Orient Associates International, Inc., as Borrower, and Grand Pacific Finance Corp., as
                            Lender.
10.17**                     Building Loan Agreement and Mortgage, dated November 26, 1991, between Grand Pacific
                            Finance Corp., as Lender and Orient Associates International, Inc., as Borrower.
10.18**                     Collateral Note and Security Agreements, dated September 28, 1994 and
                            September 30, 1994, between Bank of New York, as Lender, and Skydrive Co.,
                            Inc.,as Borrower.
10.19+                      Purchase and Sale Contract, dated May 1, 1995, between Evergreen Bank, N.A. f/k/a The
                            First National Bank of Glens Falls and Family Golf Centers, Inc.
10.20+                      Mortgage and Security Agreement, dated May 15, 1995, between Family Golf Centers,
                            Inc., as Mortgagor and Orix USA Corporation, as Mortgagee.
10.21+                      Purchase Money Note, dated May 15, 1995, made by Family Golf Centers, Inc. in favor of
                            Orix USA Corporation in the principal amount of $3,000,000.
10.22+                      Statement of Purpose for an Extension of Credit Secured by Margin Stock, dated April
                            28, 1995, between Family Golf Centers, Inc. and Chemical Bank.
10.23+                      Promissory Note, dated May 4, 1995, made by Family Golf Centers, Inc. in favor of
                            Chemical Bank in the principal amount of $850,000.
10.24*****                  Registration Rights Agreement, dated April 28, 1995, between Kenneth Gurley and
                            Family Golf Centers, Inc.
10.25*****                  Commitment letter, dated September 28, 1995, issued by Chemical Bank, N.A. to Family
                            Golf Centers, Inc.
10.26*****                  Mortgage, dated March 25, 1994 granted by Pelham Enterprises, Inc. in favor of United
                            Carolina Bank of South Carolina.
10.27*****                  Warrant to purchase 80,000 shares of Common Stock, dated November 23, 1994, issued to
                            Hampshire Securities Corporation by Family Golf Centers, Inc.
10.28*****                  Warrant to purchase 40,000 shares of Common Stock, dated November 23, 1994 issued to Brenner Securities Corporation by Family Golf Centers, Inc.
10.29*****                  Form of Representatives' Warrants.
10.30*****                  TPT/FGC Purchase Agreement, dated as of September 28, 1995, between Family Golf
                            Centers, Inc., Dominic Chang, Krishnan Thampi, Ken Simonds and
                            William Schickler III.









EXHIBIT NO.                                               DESCRIPTION                                                   Page No.
----------                                                -----------                                                   --------
10.31*****                  Registration Rights Agreement, dated August 24, 1995, between Thomas Mathews, J.L.
                            Matthews, Jr. and Family Golf Centers, Inc.
10.32****                   Purchase Contract dated September 28, 1995, between Upper Hembree Partners, L.P., each of the general partners of Upper Hembree Partners, L.P. and Alpharetta Family Golf
                            Centers, Inc., a wholly owned subsidiary of Family Golf Inc.
10.33****                   Escrow Agreement, dated September 28, 1995, between Family Golf Centers, Inc., Upper
                            Hembree Partners, L.P. and Continental Stock Transfer & Trust Company.
10.34****                   Stock Option Agreement, dated September 28, 1995, between Family Golf Centers, Inc.
                            and Upper Hembree Partners, L.P.
10.35****                   Registration Rights Agreement, dated September 28, 1995, between Family Golf Centers,
                            Inc. and Upper Hembree Partners, L.P.
10.36****                   Form of Promissory Note, dated September 28, 1995, in the principal amount of $35,000 made by Upper Hembree Partners, L.P in favor of Family Golf Centers, Inc.
10.37****                   Assignment & Assumption Agreement, dated October 16, 1995, between Upper
                            Hembree Partners, L.P., Alpharetta Family Golf Centers, Inc. and Bank South.
10.38****                   Renewal Promissory Note, dated November 14, 1994, in the principal amount of
                            $1,860,770.07 made by Upper Hembree Partners, L.P. in favor of Bank South, N.A.
10.39****                   Form of Guaranty Agreement from Dominic Chang in favor of Bank South.
10.40****                   Form of Guaranty Agreement from Family Golf Centers, Inc. in favor of Bank South.
10.41******                 Promissory Note, dated November 8, 1995, in the principal amount of $4,000,000 made by Family Golf Centers, Inc. in favor of Dominic Chang, as the representative of the shareholders of The Practice Tee, Inc.
10.42******                 Purchase Agreement, dated as of November 8, 1995, by and between Golf Masters
                            Limited Partnership and Air Dome Limited Partnership, as Sellers, each of the general partners of Sellers and Valley View Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf Centers, Inc.
10.43******                 Escrow Agreement, dated as of November 8, 1995, among Family Golf Centers, Inc.,
                            Golf Masters Limited Partnership, Air Dome Limited Partnership and Continental Stock
                            Transfer & Trust Company.
10.44******                 Registration Rights Agreement, dated as of November 8, 1995, between Golf Masters
                            Limited Partnership, Air Dome Limited Partnership and Family Golf Centers, Inc.
10.45******                 Stock Option Agreement, dated as of November 8, 1995, among Family Golf Centers, Inc.,
                            Golf Masters Limited Partnership and Air Dome Limited Partnership.
10.46******                 Note, dated September 1992, in the principal amount of $350,000 made by Golf Masters
                            Limited Partnership in favor of JSN Holdings and related Mortgage Deed.
10.47+++                    Deed of Assignment, dated February 27, 1996, between Owl's Creek Golf Center, Inc.,
                            Virginia Beach Family Golf Centers, Inc. and the City of Virginia Beach, Virginia.
10.48+++                    Deed of Assignment, dated March 1, 1996, between Owl's Creek Golf Center, Inc. and
                            Virginia Beach Family Golf Centers, Inc.
10.49+++                    Purchase Agreement, dated March 6, 1996, between Owl's Creek Golf Center, Inc. and
                            Virginia Beach Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf
                            Centers, Inc.








EXHIBIT NO.                                               DESCRIPTION                                                    Page No.
----------                                                -----------                                                    --------
10.50+++                    Escrow Agreement, dated March 6, 1996, among Family Golf Centers, Inc., Owl's Creek
                            Golf Center, Inc. and Continental Stock Transfer & Trust Company.
10.51+++                    Registration Rights Agreement, dated March 6, 1996, between Family Golf Centers, Inc.
                            and certain stockholders of Owl's Creek Golf Center, Inc. listed on Schedule 1 thereto.
10.52+++                    Deed for Improvements, dated as of March 1, 1996, between Owl's Creek Golf Center,
                            Inc. and Virginia Beach Family Golf Centers, Inc.
10.53+++                    Bill of Sale, dated as of March 6, 1996, between Owl's Creek Golf Center, Inc. and
                            Virginia Beach Family Golf Centers, Inc.
10.54+++                    Purchase Agreement, dated March 7, 1996, between Flemington Equities VII and
                            Flemington Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf Centers,
                            Inc.
10.55+++                    Guaranty, dated March 7, 1996, by Family Golf Centers, Inc., in favor of Flemington
                            Equities VII.
10.56+++                    Purchase Agreement, dated March 7, 1996, between Flemington Golf and Sports Center,
                            LLC and Flemington Family Golf Centers, Inc., a wholly-owned subsidiary of Family Golf
                            Centers, Inc.
10.57+++                    Mortgage Note, dated March 7, 1996, in the principal amount of $1,700,000 made by
                            Flemington Family Golf Centers, Inc. in favor of Flemington Equities VII and related
                            Mortgage Deed.
10.58+++                    Cash Escrow Agreement, dated March 7, 1996, among Flemington Family Golf Centers,
                            Inc., Flemington Golf and Sports Center, LLC and Continental Stock Transfer and Trust
                            Company.
10.59++++                   Form of Warrants to purchase an aggregate of 70,000 shares of Common Stock, dated as of March 7, 1996, issued to Monness, Crespi & Hardt & Co. by Family Golf Centers, Inc.
10.60+++                    Purchase Agreement, dated April 8, 1996, among 202 Golf Associates, Inc., Family Golf
                            Centers, Inc. and Yorktown Family Golf Centers, Inc., a wholly owned subsidiary of
                            Family Golf Centers, Inc.
10.61+++                    Escrow Agreement, dated April 8, 1996, among Family Golf Centers, Inc., 202 Golf
                            Associates, Inc., Yorktown Family Golf Centers, Inc. and Continental Stock Transfer &
                            Trust Company.
10.62+++                    Registration Rights Agreement, dated April 8, 1996, between Family Golf Centers, Inc.
                            and 202 Golf Associates, Inc.
10.63+++                    Assignment and Assumption Agreement, dated April 8, 1996, between 202 Golf
                            Associates, Inc. and Yorktown Family Golf Centers, Inc.
10.64+++                    Bill of Sale, dated April 8, 1996, by 202 Golf Associates, Inc.
10.65+++                    Indenture, dated April 8, 1996, between 202 Golf Associates, Inc. and Yorktown Family
                            Golf Centers, Inc.
10.66+++++                  Purchase Agreement, dated May 20, 1996, among Indian River Golf-O-Rama, Inc.,
                            Indian River Family Golf Centers, Inc. and Lenrich Associates, L.L.C.
10.67++++++                 Purchase Agreement, dated June 7, 1996, among Ruth Perillo, Lynn Perillo, Glen Perillo and Oscar Ramirez, as sellers, and Tucson Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf Centers, Inc.







EXHIBIT NO.                                               DESCRIPTION                                                   Page No.
----------                                                -----------                                                   --------
10.68++++++                 Stock Purchase Agreement, dated June 7, 1996, among Joseph E. Wolf, Kenneth R.
                            Gibbons and Richard Johnson, as sellers, K.G. Golf, Inc. and Family Golf Centers, Inc.
10.69++++++                 Assignment and Assumption of Lease, dated June 7, 1996, by and between Tree Court
                            Golf & Recreational Complex, Inc. and St. Louis Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf Centers, Inc.
10.70++++++                 Purchase Agreement, dated June 10, 1996, by and between W.A.G.N. Partners and West
                            Palm Beach Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf Centers,
                            Inc.
10.71!                      Stock Purchase Agreement, dated as of July 5, 1996, among Michael J. Santin, Donald G.
                            Rumpf, Pin High Golf Center and Family Golf Centers, Inc.
10.72!!                     Stock Purchase Agreement, dated September 25, 1996, between Raymond R. Sears,
                            Ronald L. Sears, Henry Bachman, Privatization Plus, Inc. and Family Golf Centers, Inc.
10.73!!                     Cash Escrow Agreement, dated September 25, 1996, between Raymond R. Sears, Ronald
                            L. Sears, Henry Bachman, Privatization Plus, Inc., Family Golf Centers, Inc. and
                            Continental Stock Transfer & Trust Company.
10.74!!                     Purchase Agreement, dated September 26, 1996, between Tri-Town Sports, Inc. and
                            Easton Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf Centers, Inc.
10.75!!                     Promissory Note, dated September 26, 1996, in the principal amount of $350,000 made by
                            Easton Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf Centers, Inc., in favor of Tri-Town Sports, Inc.
10.76!!                     Promissory Note, dated September 26, 1996, in the principal amount of $140,000 made by
                            Easton Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf Centers, Inc., in favor of Tri-Town Sports, Inc.
10.77!!                     Promissory Note, dated September 26, 1996, in the principal amount of $122,500 made by
                            Easton Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf Centers, Inc., in favor of Tri-Town Sports, Inc.
10.78!!                     Promissory Note, dated September 26, 1996, in the principal amount of $87,500 made by
                            Easton Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf Centers, Inc., in favor of Tri-Town Sports, Inc.
10.79!!                     Guaranty of Promissory Notes made by Family Golf Centers, Inc. in favor of Tri-Town
                            Sports, Inc.
10.80!!                     Mortgage Note, dated September 24, 1996, in the principal amount of $350,000 made by
                            Easton Family Golf Centers, Inc. in favor of Tri-Town Sports, Inc. and related Mortgage
                            Deed.
10.81!!                     Mortgage Note, dated September 24, 1996, in the principal amount of $140,000 made by
                            Easton Family Golf Centers, Inc. in favor of Tri-Town Sports, Inc. and related Mortgage
                            Deed.
10.82!!                     Mortgage Note, dated September 24, 1996, in the principal amount of $122,500 made by
                            Easton Family Golf Centers, Inc. in favor of Tri-Town Sports, Inc. and related Mortgage
                            Deed.
10.83!!                     Mortgage Note, dated September 24, 1996, in the principal amount of $87,500 made by
                            Easton Family Golf Centers, Inc. in favor of Tri-Town Sports, Inc. and related Mortgage
                            Deed.







EXHIBIT NO.                                               DESCRIPTION                                                   Page No.
----------                                                -----------                                                  --------
10.84!!                     Assignment and Assumption of License Agreement, dated September 30, 1996, between
                            Colbert-Ballard Golf Learning Centers, Inc. and C.B. Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf Centers, Inc.
10.85!!                     Promissory Note, dated September 30, 1996, in the principal amount of $446,720 made by Colbert-Ballard Golf Learning Centers, Inc. in favor of C.B. Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf Centers, Inc.
10.86!!                     Guaranty of Promissory Note made by Harry J. Moorhouse and Dorothy Moorhouse in favor of C.B. Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf
                            Centers, Inc.
10.87!!                     Escrow Agreement, dated September 30, 1996, between Family Golf Centers, Inc.,
                            Colbert-Ballard Family Golf Centers, Inc. and Continental Stock Transfer & Trust
                            Company.
10.88!!                     Purchase Agreement, dated September 30, 1996, between KKL Golf Partnership and
                            Carolina Springs Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf
                            Centers, Inc.
10.89!!                     Cash Escrow Agreement, dated September 30, 1996, between KKL Golf Partnership,
                            Carolina Springs Family Golf Centers, Inc. and Continental Stock Transfer & Trust
                            Company.
10.90!!                     Stock Option Agreement, dated September 30, 1996, between Family Golf Centers, Inc.
                            and KKL Golf Partnership.
10.91!!                     Purchase Agreement, dated September 30, 1996, between USA Golf Centers, Ltd. #2 and
                            Westminster Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf
                            Centers, Inc.
10.92!!                     Cash Escrow Agreement, dated September 30, 1996, between USA Golf Centers, Ltd.
                            #2, Westminster Family Golf Centers, Inc. and Continental Stock Transfer & Trust
                            Company.
10.93!!                     Ground Lease, dated August 1, 1992, as amended by Ground Lease Extension and
                            Modification, dated November 20, 1995, between SCI California Funeral Services, Inc.
                            (successor in interest to Westminster Memorial Park) and USA Golf Centers, Ltd. #2.
10.94!!                     Purchase Agreement, dated August 29, 1996, between Swingmaster Golf at Centennial,
                            L.P. and Denver Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf
                            Centers, Inc.
10.95!!                     Registration Rights Agreement, dated August 29, 1996, between Swingmaster Golf at
                            Centennial, L.P. and Family Golf Centers, Inc.
10.96!!                     Registration Rights Agreement, dated August 29, 1996, between Joseph J. Graham and
                            Family Golf Centers, Inc.
10.97!!                     Registration Rights Agreement, dated August 29, 1996, between Andrew Price and
                            Family Golf Centers, Inc.
10.98!!                     Escrow Agreement, dated August 29, 1996, between Family Golf Centers, Inc., Denver
                            Family Golf Centers, Inc., Swingmaster Golf at Centennial, L.P., Joseph J. Graham,
                            Andrew Price and Continental Stock Transfer & Trust Company.







EXHIBIT NO.                                               DESCRIPTION                                                   Page No.
----------                                                -----------                                                  --------
10.99!!                     Ground Lease and Agreement, dated November 1, 1994, as amended by First Amendment to Ground Lease and Agreement dated March 9, 1995 and Second Amendment to Ground
                            Lease Agreement, dated June 8, 1995, by and between the Arapahoe County Public
                            Airport Authority and Pinecrest Enterprises, Ltd. (predecessor-in-interest to
                            Swingmaster Golf at Centennial, L.P.).
10.100!!                    Option to Lease Agreement, dated August 8, 1996, by and between the Arapahoe County
                            Public Airport Authority and Swingmaster Golf at Centennial, L.P.
10.101!!!                   Purchase Agreement, dated October 21, 1996, between Mt. Olive Golf Center, Inc. and
                            Mt. Olive Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf Centers,
                            Inc.
10.102!!!                   Stock Option Agreement, dated October 21, 1996, between Family Golf Centers, Inc. and
                            Mt. Olive Golf Center, Inc.
10.103!!!                   Purchase Agreement, dated October 21, 1996, between Margate Partners Limited
                            Partnership and Margate Family Golf Centers, Inc., a wholly owned subsidiary of Family
                            Golf Centers, Inc.
10.104!!!!                  Stock Purchase Agreement, dated October 30, 1996, between Stacey Hart, The Seven
                            Iron, Inc. and Family Golf Centers, Inc.
10.105!!!!                  Escrow Agreement, dated October 30, 1996, between Stacey Hart, Family Golf Centers,
                            Inc. and Continental Stock Transfer & Trust Company.
11.1                        Statement re: Computation of Earnings Per Share.
21.1                        Subsidiaries of Family Golf Centers, Inc.
23.1                        Consent of Richard A. Eisner & Company, LLP.

-------------------------

* Incorporated by reference to the Company's Registration Statement on Form SB-2 dated September 12, 1994 (Registration No. 33-83910)
** Incorporated by reference to the Company's Pre-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed October 26, 1994 (Registration No. 33-83910)
*** Incorporated by reference to the Company's Registration Statement on Form SB-2 dated November 10, 1994 (Registration No. 33-83910)
**** Incorporated by reference to the Company's Current Report on Form 8-K, dated October 11, 1995.
***** Incorporated by reference to the Company's Registration Statement on Form SB-2 dated October 3, 1995 (Registration No. 33-97686).
****** Incorporated by reference to the Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form SB-2 dated November 9, 1995. (Registration No. 33-97686).
+ Incorporated by reference to the Pre-Effective Amendment No. 2 to Company's Current Report on Form 8-K/A (Amendment No. 1), dated June 6, 1995.
++ Incorporated by reference to the Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form SB-2 dated November 29, 1995. (Registration No. 33-97686).
+++ Incorporated by reference to the Company's Current Report on Form 8-K/A (Amendment No. 1), dated May 20, 1996 amending Reports on Form 8-K dated March 6, 1996 and April 8, 1996.
++++ Incorporated by reference to the Company's Registration Statement on Form SB-2 dated May 24, 1996. (Registration No. 333-4541).
+++++ Incorporated by reference to the Company's Current Report on Form 8-K, dated June 4, 1996.
++++++ Incorporated by reference to Amendment No. 1 to the Company's
       Registration Statement dated June 12, 1996.
! Incorporated by reference to the Company's Current Report on Form 8-K, dated July 25, 1996.
!! Incorporated by reference to the Company's Current Report on Form 8-K, dated October 9, 1996.

!!! Incorporated by reference to the Company's Current Report on Form 8-K, dated October 30, 1996.

!!!! Incorporated by reference to the Company's Current Report on Form 8-K, dated November 13, 1996.


                (b)  Reports on Form 8-K.

                The Company's Current Report on Form 8-K, dated October 9, 1996, reporting an Item 2 event.

                The Company's Current Report on Form 8-K, dated October 30, 1996, reporting an Item 2 event.

                The Company's Current Report on Form 8-K, dated November 13, 1996, reporting an Item 2 event.

                The Company's Current Report on Form 8-K/A, dated December 6, 1996, reporting Item 7 financials.

                                 SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FAMILY GOLF CENTERS, INC.



Dated: March 31, 1997                       By:  /s/ Dominic Chang
                                                 ------------------
                                                 Name:   Dominic Chang
                                                 Title:  Chairman of the
                                                         Board, President
                                                         and Chief
                                                         Executive Officer

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name                               Title                                               Date
----                               -----                                               ----
/s/ Dominic Chang                  Chairman of the Board, President and                March 31, 1997
----------------------             Chief Executive Officer (Principal
Dominic Chang                      Executive Officer)

/s/ Krishnan P. Thampi             Chief Financial Officer, Chief Operating            March 31, 1997
----------------------             Officer, Executive Vice President,
Krishnan P. Thampi                 Assistant Secretary, Treasurer and
                                   Director (Principal Financial Officer)

/s/ James Ganley                   Director                                             March 31, 1997
----------------------
James Ganley

/s/ Jimmy C.M. Hsu                 Director                                             March 31, 1997
----------------------
Jimmy C.M. Hsu

/s/ Yupin Wang                     Director                                             March 31, 1997
----------------------
Yupin Wang


                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES



                                 - I N D E X -



                                                               PAGE
                                                              NUMBER
                                                              ------

REPORT OF INDEPENDENT AUDITORS                                  F-2


CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31,
1996 AND DECEMBER 31, 1995                                      F-3


CONSOLIDATED STATEMENTS OF INCOME FOR THE
YEARS ENDED DECEMBER 31, 1996, DECEMBER 31, 1995
AND DECEMBER 31, 1994                                           F-4


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY FOR THE YEARS ENDED DECEMBER 31, 1996,
DECEMBER 31, 1995 AND DECEMBER 31, 1994                         F-5


CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
ENDED DECEMBER 31, 1996, DECEMBER 31, 1995 AND
DECEMBER 31, 1994                                               F-6


NOTES TO FINANCIAL STATEMENTS                                   F-7

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Family Golf Centers, Inc.
Melville, New York


     We have audited the accompanying consolidated balance sheets of Family Golf Centers, Inc. and subsidiaries as at December 31, 1996 and December 31, 1995 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Family Golf Centers, Inc. and subsidiaries at December 31, 1996 and December 31, 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.




New York, New York
March 22, 1997

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                    December 31,
                                                                    ------------
                             A S S E T S                         1996            1995
                             -----------                         ----            ----
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . .   $  4,556,000   $ 23,121,000
   Short-term investments . . . . . . . . . . . . . . . .     33,838,000
   Inventories  . . . . . . . . . . . . . . . . . . . . .      6,258,000      1,941,000
   Prepaid expenses and other current assets  . . . . . .      3,642,000        999,000
   Prepaid income taxes . . . . . . . . . . . . . . . . .        600,000
                                                            ------------   ------------

          Total current assets  . . . . . . . . . . . . .     48,894,000     26,061,000

Property, plant and equipment (net of accumulated
   depreciation of $2,823,000 and $1,336,000 for
   1996 and 1995, respectively) . . . . . . . . . . . . .    103,889,000     33,330,000
Loan acquisition costs (net of accumulated amortization
   of $61,000 and $12,000 for 1996 and 1995,
   respectively)  . . . . . . . . . . . . . . . . . . . .        185,000        234,000
Deferred tax benefit  . . . . . . . . . . . . . . . . . .                       116,000
Other assets  . . . . . . . . . . . . . . . . . . . . . .      2,646,000      1,205,000
Excess of cost over fair value of assets acquired . . . .      2,679,000        636,000
(Net of accumulated amortization of $108,000 and
  $34,000 for 1996 and 1995)  . . . . . . . . . . . . . .
                                                            ------------   ------------

          T O T A L . . . . . . . . . . . . . . . . . . .   $158,293,000   $ 61,582,000
                                                            ============   ============

                             L I A B I L I T I E S
                             ---------------------


Current liabilities:
   Accounts payable, accrued expenses and other current
     liabilities  . . . . . . . . . . . . . . . . . . . .    $ 3,659,000    $ 3,044,000
   Income taxes payable . . . . . . . . . . . . . . . . .                       569,000
   Short-term loan payable - bank . . . . . . . . . . . .      5,000,000
   Current portion of long-term obligations . . . . . . .      3,560,000      1,850,000
                                                             -----------    -----------

          Total current liabilities . . . . . . . . . . .     12,219,000      5,463,000

Long-term obligations (less current portion)  . . . . . .      8,496,000      6,343,000
Deferred rent . . . . . . . . . . . . . . . . . . . . . .        233,000        116,000
Deferred tax liability  . . . . . . . . . . . . . . . . .        254,000
Other liabilities . . . . . . . . . . . . . . . . . . . .        147,000        272,000
                                                             -----------    -----------

          Total liabilities . . . . . . . . . . . . . . .     21,349,000     12,194,000
                                                             -----------    -----------
Commitments, contingencies and other matters

                              STOCKHOLDERS' EQUITY
                              --------------------

Preferred stock - authorized 1,000,000 shares, none
   outstanding
Common stock authorized 50,000,000 and 10,000,000
   shares, $.01 par value; 11,850,000 and 8,318,000
   shares outstanding at December 31, 1996 and
   December 31, 1995, respectively  . . . . . . . . . . .        118,000          83,000
Additional paid-in capital  . . . . . . . . . . . . . . .    130,707,000      48,347,000
Retained earnings . . . . . . . . . . . . . . . . . . . .      6,166,000         958,000
Treasury shares . . . . . . . . . . . . . . . . . . . . .        (47,000)
                                                           -------------   -------------

          Total stockholders' equity  . . . . . . . . . .    136,944,000      49,388,000
                                                           -------------   -------------


          T O T A L . . . . . . . . . . . . . . . . . . .  $ 158,293,000   $  61,582,000
                                                           =============   =============

                 The accompanying notes to financial statements
                          are an integral part hereof.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME




                                                          Year Ended December 31,
                                                          -----------------------
                                                    1996            1995            1994
                                               ------------    ------------    ------------
Operating revenues  . . . . . . . . . . . . .  $ 21,368,000    $  9,795,000    $  5,342,000

Merchandise sales . . . . . . . . . . . . . .     6,536,000       2,637,000       1,020,000
                                               ------------    ------------    ------------

          Total revenues  . . . . . . . . . .    27,904,000      12,432,000       6,362,000
                                               ------------    ------------    ------------

Operating expenses  . . . . . . . . . . . . .    13,268,000       6,614,000       4,215,000

Cost of merchandise sold  . . . . . . . . . .     4,458,000       1,779,000         750,000

Selling, general and administrative expenses      3,580,000       1,242,000         548,000
                                               ------------    ------------    ------------

          Total expenses  . . . . . . . . . .    21,306,000       9,635,000       5,513,000
                                               ------------    ------------    ------------

Operating income  . . . . . . . . . . . . . .     6,598,000       2,797,000         849,000

Interest expense  . . . . . . . . . . . . . .      (370,000)       (939,000)       (313,000)

Other income - net (includes interest income
   of $1,755,000 in 1996) . . . . . . . . . .     2,172,000          66,000          16,000
                                               ------------    ------------    ------------

Income before income taxes, extraordinary
   item and minority interest . . . . . . . .     8,400,000       1,924,000         552,000

Income tax expense (benefit)  . . . . . . . .     3,192,000         669,000         (65,000)
                                               ------------    ------------    ------------

Income before minority interest and
   extraordinary item . . . . . . . . . . . .     5,208,000       1,255,000         617,000

Minority interest in income . . . . . . . . .                                      (129,000)

Extraordinary charge - early extinguishment
   of debt (net of tax benefit of $121,000) .                      (181,000)
                                               ------------    ------------    ------------


NET INCOME  . . . . . . . . . . . . . . . . .  $  5,208,000    $  1,074,000    $    488,000
                                               ============    ============    ============


Net income per share before extraordinary
   item . . . . . . . . . . . . . . . . . . .  $        .51    $        .24    $        .13

Extraordinary item  . . . . . . . . . . . . .                          (.04)
                                               ------------    ------------    ------------

Net income per share  . . . . . . . . . . . .  $        .51    $        .20    $        .13
                                               ============    ============    ============

Weighted average number of shares outstanding    10,290,000       5,271,000       3,636,000
                                               ============    ============    ============


                 The accompanying notes to financial statements
                          are an integral part hereof.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                Capital Stock
                                              (Par Value $.01)
                                           -----------------------
                                           Number of                        Additional                      Retained
                                             Shares                          Paid-in          Treasury      Earnings
                                             Issued         Amount           Capital           Stock        (Deficit)       Total
                                             ------         ------           -------          --------      ---------       -----
Balance - January 1, 1994  . . . . . .          165                      $  1,914,000                     $ (786,000)   $ 1,128,000
Issuance of stock  . . . . . . . . . .        5,055
Issuance of warrants in connection
   with bridge loan  . . . . . . . . .                                         18,000                                        18,000
Conversion of debt to capital  . . . .                                        500,000                                       500,000
Recapitalization . . . . . . . . . . .    3,444,780     $     34,000         (216,000)                       182,000          - 0 -
Net proceeds from public offering  . .    1,380,000           14,000        5,396,000                                     5,410,000
S corporation distribution to
   stockholders  . . . . . . . . . . .                                       (310,000)                                     (310,000)

Net income for the year  . . . . . . .                                                                       488,000        488,000
                                          ---------    ------------    -------------   -------------  -------------    -----------

Balance - December 31, 1994  . . . . .    4,830,000           48,000        7,302,000                       (116,000)     7,234,000
Issuance of stock  . . . . . . . . . .      284,300            3,000        2,732,000                                     2,735,000
Net proceeds from public offering  . .    3,135,000           31,000       43,702,000                                    43,733,000
Public offering expenses . . . . . . .                                     (1,317,000)                                   (1,317,000)
Exercise of warrants . . . . . . . . .       64,950            1,000          307,000                                       308,000
Exercise of options . . . . .. . . . .        3,795                            13,000                                        13,000
Preferential distribution to
   stockholders of the Practice Tee,
   Inc   . . . . . . . . . . . . . . .                                     (4,392,000)                                   (4,392,000)
Net income for the year  . . . . . . .                                                                     1,074,000      1,074,000
                                          ---------    -------------    -------------   -------------  -------------   ------------

Balance - December 31, 1995  . . . . .    8,318,045           83,000       48,347,000                        958,000     49,388,000
Issuance of stock  . . . . . . . . . .      342,900            3,000        6,512,000                                     6,515,000
Issuance of warrants . . . . . . . . .                                         69,000                                        69,000
Net proceeds from public offering  . .    3,000,000           30,000       75,300,000                                    75,330,000
Public offering expenses . . . . . . .                                     (1,064,000)                                   (1,064,000)
Exercise of warrants . . . . . . . . .      150,000            2,000        1,830,000                                     1,832,000
Exercise of options . . . . .. . . . .       38,757                           213,000                                       213,000
Preferential distribution to
   stockholders of The Practice Tee,
   Inc   . . . . . . . . . . . . . . .                                     (1,000,000)                                   (1,000,000)
Treasury stock (2,700 shares) acquired
   in exchange for notes receivable  .                                                  $     (47,000)                      (47,000)
Income tax benefit upon exercise of
   stock options and warrants  . . . .                                        500,000                                       500,000
Net income for the year  . . . . . . .                                                                     5,208,000      5,208,000
                                       ------------    -------------    -------------   -------------    -----------     ----------
BALANCE - DECEMBER 31, 1996  . . . . .   11,849,702    $     118,000    $ 130,707,000   $     (47,000)   $ 6,166,000   $136,944,000
                                       ============    =============    =============   =============    ===========   ============


                 The accompanying notes to financial statements
                         are an integral part hereof.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                           Year Ended December 31,
                                                                                           -----------------------
                                                                                     1996            1995            1994
                                                                                ------------    ------------    ------------
Cash flows from operating activities:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  5,208,000    $  1,074,000    $    488,000
   Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
       Depreciation and amortization  . . . . . . . . . . . . . . . . . .          2,187,000         739,000         564,000
       Deferred tax (benefit) liability . . . . . . . . . . . . . . . . .            370,000         (51,000)        (65,000)
       Issuance of warrants for consulting services . . . . . . . . . . .             69,000
       Extraordinary charge - early extinguishment of debt - loan
         acquisition cost write-off . . . . . . . . . . . . . . . . . . .                            302,000
       Minority interest in net income  . . . . . . . . . . . . . . . . .                                            129,000
       (Increase) in inventories  . . . . . . . . . . . . . . . . . . . .         (4,317,000)     (1,478,000)       (289,000)
       (Increase) in prepaid expenses and other current assets  . . . . .         (3,248,000)       (778,000)       (124,000)
       (Increase) in other assets . . . . . . . . . . . . . . . . . . . .         (1,211,000)       (749,000)       (181,000)
       (Decrease) increase in accounts payable and accrued expenses . . .           (491,000)        655,000         239,000
       Increase (decrease) in deferred rent . . . . . . . . . . . . . . .            117,000         (71,000)        (21,000)
       (Decrease) increase in other liabilities . . . . . . . . . . . . .           (125,000)        119,000         123,000
       (Decrease) increase in income taxes payable  . . . . . . . . . . .           (669,000)        569,000
                                                                                ------------    ------------    ------------
          Net cash (used in) provided by operating activities . . . . . .         (2,110,000)        331,000         863,000
                                                                                ------------    ------------    ------------

Cash flows from investing activities:
   Acquisitions of property and equipment . . . . . . . . . . . . . . . .        (58,840,000)    (15,213,000)     (5,092,000)
   (Increase) in security deposits  . . . . . . . . . . . . . . . . . . .           (230,000)                        (37,000)
   Acquisition of limited partnership minority interest . . . . . . . . .                                         (1,280,000)
   Acquisition of goodwill  . . . . . . . . . . . . . . . . . . . . . . .         (2,117,000)       (259,000)
   Net (purchase) sales of short-term investments . . . . . . . . . . . .        (33,838,000)
                                                                                ------------    ------------    ------------
          Net cash (used in) investing activities . . . . . . . . . . . .        (95,025,000)    (15,472,000)     (6,409,000)
                                                                                ------------    ------------    ------------

Cash flows from financing activities:
   Increase in loan acquisition costs . . . . . . . . . . . . . . . . . .                           (246,000)       (213,000)
   Loans payable to stockholders  . . . . . . . . . . . . . . . . . . . .                                             25,000
   (Decrease) in due to officers  . . . . . . . . . . . . . . . . . . . .                           (455,000)        (95,000)
   Proceeds from loans - bank and others  . . . . . . . . . . . . . . . .          6,843,000      17,916,000       4,497,000
   Repayment of loans - bank and others . . . . . . . . . . . . . . . . .         (4,584,000)    (19,594,000)     (2,185,000)
   Proceeds from issuance of bridge financing and warrants  . . . . . . .                                            499,000
   Repayment of bridge financing  . . . . . . . . . . . . . . . . . . . .                                           (499,000)
   Net proceeds from issuance of common stock . . . . . . . . . . . . . .         74,266,000      42,416,000       5,410,000
   Preferential distribution to stockholders of the Practice Tee, Inc.  .                         (4,392,000)
   Proceeds from the exercise of warrants and options . . . . . . . . . .          2,045,000         321,000
                                                                                ------------    ------------    ------------
          Net cash provided by financing activities . . . . . . . . . . .         78,570,000      35,966,000       7,439,000
                                                                                ------------    ------------    ------------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS  . . . . . . . . . .        (18,565,000)     20,825,000       1,893,000

Cash and cash equivalents - beginning of period . . . . . . . . . . . . .         23,121,000       2,296,000         403,000
                                                                                ------------    ------------    ------------


CASH AND CASH EQUIVALENTS - END OF PERIOD . . . . . . . . . . . . . . . .       $  4,556,000    $ 23,121,000    $  2,296,000
                                                                                ============    ============    ============

Supplemental and noncash disclosures:
   Acquisition of property in exchange for common stock . . . . . . . . .       $  6,515,000    $  2,734,000
   Acquisition of property subject to loans payable . . . . . . . . . . .          6,602,000
   Conversion of amounts due to stockholders for common stock   . . . . .                                        $    500,000
   Acquisition of treasury stock in exchange for payment of notes
     receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             47,000
   Income tax benefit for exercise of stock options and warrants. . . . .            500,000
   Accrual for preferential distribution to stockholders of The
     Practice Tee, Inc. . . . . . . . . . . . . . . . . . . . . . . . . .          1,000,000
   Property additions accrued but not paid  . . . . . . . . . . . . . . .             89,000         669,000         662,000
   Accrual of S corporation distribution to stockholders  . . . . . . . .                                            310,000
   Interest paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            958,000       1,296,000         476,000
   Taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,609,000          53,000

                 The accompanying notes to financial statements
                          are an integral part hereof.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE A) - The Company and Summary of Significant Accounting Policies:

     [1]  The Company:

     Family Golf Centers, Inc. operates golf centers designed to provide a wide variety of practice opportunities, including facilities for driving, chipping, putting, pitching and sand play. In addition, the Company's golf centers typically offer golf lessons instructed by PGA-certified golf professionals, full-line pro shops and other amenities to encourage family participation. As of December 31, 1996, the Company owned, leased or managed 35 golf facilities comprised of 27 golf centers and eight combination golf center and golf course facilities located in 14 states. Of the golf centers, seven are currently operated under the name "Golden Bear Golf Centers" pursuant to a nonexclusive license agreement, expiring August 2002, with Golden Bear Golf Centers, Inc. ("GBGC"). The license agreement is terminable by GBGC under certain conditions (see Note I[2]). Of the eight combination golf center and golf course facilities, six include par-3 or 9-hole golf courses, generally designed to facilitate the practice of golf, and two include regulation 18-hole golf courses.

     [2]  Principles of consolidation:

     The consolidated financial statements as of December 31, 1996 and December 31, 1995 include the accounts of Family Golf Centers, Inc. ("FGCI") and its wholly owned subsidiaries.

     As of December 31, 1994, the consolidated financial statements include the accounts of FGCI and its wholly owned subsidiaries, Orient Associates International, Inc. ("OAI"), Skydrive Co., Inc., Skydrive Willowbook NJ, Inc., Skydrive Greenburgh Co., Inc., Skycon Construction Co., Inc., Skydrive Alley Pond Company, Inc. ("Skydrive Alley Pond"), (collectively, the "Operating Companies"), (the Operating Companies and FGCI together, the "Company"). Upon the closing of the Company's initial public offering in November 1994, pursuant to an exchange agreement, FGCI acquired all of the outstanding common stock of the Operating Companies, in exchange for 3,445,000 shares of common stock of FGCI. The consolidated financial statements include the results of the Operating Companies for the year ended December 31, 1994 as the Operating Companies were previously related through common ownership. The exchange transaction is accounted for in a manner similar to a pooling of interests and there was no change in the bases of the entities combined.

     All significant intercompany transactions and accounts have been eliminated.

     [3]   Cash equivalents:

     The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

(continued)

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE A) - The Company and Summary of Significant Accounting Policies:
          (continued)

     [4]  Short-term investments:

     Short-term investments are classified as "held to maturity" and are reported at amortized cost.

     [5]  Inventories:

     Inventory consists of merchandise for sale in the pro shop at each facility and food and beverage in the restaurants and are valued at the lower of cost on a first-in, first-out basis or market.

     [6]  Property, plant and equipment:

     Property, plant and equipment are stated at cost. Depreciation and amortization of the respective assets is computed using the straight-line method over their estimated lives or the term of the lease, including expected renewal options, if shorter. Leasehold improvements are amortized using the straight-line method over the remaining life of the lease, including expected renewal options.

     [7]  Pre-opening costs:

     Costs associated with the opening of a new location are deferred and amortized over one year.

     Pre-opening costs primarily consist of employee recruitment and training costs as well as pre-opening marketing expenditures.

     [8]  Loan acquisition costs:

     Loan acquisition costs incurred in connection with debt financing are amortized over the life of the applicable loan weighted in accordance with the amount of debt outstanding.

      [9] Income taxes:

     Certain of the Operating Companies elected to be treated as S corporations pursuant to Section 1362(a) of the Internal Revenue Code for federal and state income tax purposes. As a result of these elections, the income of such Operating Companies was taxed directly to the individual stockholders. Upon the closing of the public offering in November, 1994, the Company became a C corporation and adopted Statement of Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the liability method of accounting for income taxes.

(continued)

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE A) - The Company and Summary of Significant Accounting Policies:
          (continued)

     [10] Net income per share:

     Net income per share is computed using the weighted average number of shares outstanding during the period as adjusted for the exchange ratio for shares issued in the reorganization of the Company. The effect of outstanding options and warrants is computed, if dilutive, using the "treasury stock" method. In accordance with Securities and Exchange Commission requirements, common shares, and the dilutive impact of options and warrants issued by certain of the Operating Companies during the twelve-month period prior to the filing of the initial public offering in November 1994 have been included in the calculation as if they were outstanding for all periods prior to the offering.

     [11] Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     [12] Concentration of credit risk:

     Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of temporary cash investments. The Company places its temporary cash investments with high credit qualified financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.


(continued)

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE A) - The Company and Summary of Significant Accounting Policies:
          (continued)

     [13] Stock based compensation:

     During 1996, the Company implemented Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans (see Note J).


(NOTE B) - Acquisition of Golf Facilities:

     In 1995, the Company acquired existing golf practice centers in Pelham, South Carolina ("Pelham"), Glen Allen, Virginia ("RFC"), Alpharetta, Georgia ("McDivots") and Valley View, Ohio ("Valley View") and an existing golf center and land on which it intends to construct an executive golf course in Duluth, Georgia ("Peachtree"). Also in 1995, the Company acquired the Hiland Park Golf Course ("Hiland"), a distressed property which was in foreclosure, consisting of a golf course, restaurant and catering facility.

     During the first quarter of 1996, the Company acquired two combination golf center and 9-hole golf courses in Mesa, Arizona ("Mesa") and Virginia Beach, Virginia ("Virginia Beach"). The Company also acquired a 17-acre property on which there is a driving range, a miniature golf course, batting cage, a pro shop and a club house located in Flemington, New Jersey ("Flemington").

     During the second quarter of 1996, the Company acquired six golf recreational facilities; an existing golf recreational facility in Mohegan Lake, New York ("Yorktown Heights"), a leasehold interest in a 14-acre property and the related existing golf recreational facility in Indian River, Virginia ("Indian River"), a 24-acre parcel of property in Fairfield, Ohio ("Cincinnati") on which there is a golf recreational facility, an 18-acre parcel of property in Tucson, Arizona ("Tucson") on which there is an existing golf recreational facility, a leased 42-acre parcel of property in St. Louis, Missouri ("St. Louis") on which there is an existing golf recreational facility, including a par-3 golf course, and a 32-acre parcel of property in West Palm Beach, Florida ("West Palm Beach") on which there is an existing golf recreational facility, including a par-3 golf course.

(continued)

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE B) - Acquisition of Golf Facilities:  (continued)

     During the third quarter of 1996, the Company acquired the following; a long-term leasehold interest in a 25-acre parcel of property in San Jose, California ("San Jose") on which there is an existing golf recreational facility, a 20 year leasehold interest with the option to extend for two additional ten year periods in Denver, Colorado ("Denver") on which there is an existing golf recreational facility, a leasehold interest in a 17-acre property and the related existing golf recreational facility in Westminster, California ("Westminster"), a 70-acre property in South Easton, Massachusetts ("Easton") on which there is an existing golf recreational facility, a leasehold interest in a 38-acre property in Glen Burnie, Maryland ("Glen Burnie") and the related existing golf recreational facility, a 283-acre parcel of property in Fountain Inn, South Carolina ("Carolina Springs") on which there is a 27-hole golf course and a golf recreational facility, a 24-acre parcel of property in Flanders, New Jersey ("Flanders") on which there is an existing golf recreational facility and a concession license with the City of Denver ("Seven Iron") to manage an existing golf recreational facility and restaurant.

     During the fourth quarter of 1996, the Company acquired three golf recreational facilities; a 17-acre parcel of property in Margate, Florida ("Margate") on which there is an existing golf recreational facility, a 32-acre parcel of property in Maineville, Ohio ("Maineville") on which there is an existing golf recreational facility and a 65-acre parcel of property in Milwaukee, Wisconsin ("Milwaukee") on which there is an existing golf recreational facility.

     These acquisitions were accounted for using purchase method of accounting. The purchase prices paid for the various facilities consisted of cash, common stock of the Company, notes or assumption of liabilities or a combination thereof.

(continued)

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

(NOTE B) - Acquisition of Golf Facilities:  (continued)


                                                         Facilities
                                                          Acquired
                                                         Year Ended
                                                         December 31,
                                                         ------------
                                                       1996        1995
                                                       ----        ----
Property, plant and equipment . . . . . . .      $47,905,00    $ 12,372,000
Other current assets  . . . . . . . . . . .         201,000         250,000
Excess of cost over fair value  . . . . . .          50,000         259,000
                                                 ----------    ------------
          Total assets  . . . . . . . . . .      48,156,000      12,881,000
Assumption of mortgage payable  . . . . . .      (1,700,000)     (1,330,000)
Assumption of other liabilities . . . . . .                      (2,244,000)
                                                 ----------    ------------

Net assets acquired . . . . . . . . . . . .     $46,456,000    $  9,307,000
                                                ===========    ============
Cash  . . . . . . . . . . . . . . . . . . .     $35,337,000    $    378,000
Fair value of stock issued  . . . . . . . .       6,363,000       2,734,000
Loan from selling stockholder . . . . . . .       3,102,000       1,642,000
Mortgage  . . . . . . . . . . . . . . . . .       1,654,000       3,000,000
Short-term borrowings . . . . . . . . . . .               -       1,553,000
                                                -----------    ------------
                                                $46,456,000    $  9,307,000
                                                ===========    ============


     In November 1995, the Company acquired The Practice Tee, Inc. ("TPT"). TPT operates a combination Golden Bear Golf Center and golf course facility in El Segundo, California and a combination golf center and par-3 golf course facility in Gilroy, California. The purchase price consisted of $4,000,000 and up to $2,000,000 payable upon the achievement of certain operating targets (see
Note I[3]).

     In the third quarter of 1996, the Company acquired the Colbert- Ballard Golf Learning Centers ("Colbert-Ballard"), which offers golf instruction nationwide. In connection with this acquisition, the excess of cost over fair value of assets acquired was $2,067,000.

     The operating results of companies accquired are included in the Company's results of operations from dates of acquisition.



(continued)

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE B) - Acquisition of Golf Facilities:  (continued)

     The following pro forma information assumes that the acquisitions in 1995 had taken place at the beginning of 1994 and that the acquisitions in 1996 had taken place at the beginning of 1995.





                                       1996            1995           1994
                                       ----            ----           ----
TOTAL REVENUE  . . . . . . . .     $32,838,000    $25,855,000    $ 10,902,000
                                   ===========    ===========    ============

NET INCOME (LOSS)  . . . . . .     $ 4,319,000    $  (495,000)   $   (481,000)
                                   ===========    ===========    ============
NET INCOME (LOSS) PER SHARE
   (NOTE A[10])  . . . . . . .     $      0.41    $     (0.09)   $      (0.11)
                                   ===========    ===========    ============

     Subsequent to December 31, 1996 the Company acquired five golf recreational facilities; a leasehold interest in a 17-acre parcel of property and the related existing golf recreational facility in Palm Desert, California ("Palm Desert"), a leasehold interest in a 20-acre property and the related existing golf recreational facility in Raleigh, North Carolina ("Raleigh"), a leasehold interest in a 14-acre parcel of property and the related existing golf recreational facility in Mawah, New Jersey ("Darlington"), a leasehold interest in a 20-acre parcel of property and the related existing golf recreational facility in Randalls Island, New York ("Randalls Island") and a leasehold interest in a 175 acre parcel of property and the related 18-hole golf course and recreational facility in Trotters Glen, Maryland ("Trotters Glen").


(NOTE C) - Short-Term Investments:

            Short-term investments including accrued interest, at December 31, 1996 were as follows:




                             Amortized                  Unrealized
Held to Maturity                Cost        Fair Value  Gain/(Loss)
----------------                ----        ----------  -----------

U.S. Treasury and
   agencies . . . . . .      $33,838,000   $34,008,000   $170,000
                             ===========   ===========   ========


(continued)

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE D) - Property, Plant and Equipment:

            Property, plant and equipment are summarized as follows:

                                                   1996          1995
                                               ------------  -----------

            Golf driving range facilities . .  $ 59,596,000  $23,564,000
            Leasehold improvements. . . . . .    29,216,000    7,248,000
            Machinery and equipment . . . . .     3,718,000    1,617,000
            Furniture and fixtures. . . . . .     2,291,000      219,000
            Construction in progress. . . . .    11,891,000    2,018,000
                                               ------------  -----------

                      T o t a l . . . . . . .   106,712,000   34,666,000

            Accumulated depreciation and
               amortization . . . . . . . . .     2,823,000    1,336,000
                                               ------------  -----------

                      B a l a n c e . . . . .  $103,889,000  $33,330,000
                                               ============  ===========

     Substantially all of the Company's property, plant and equipment is pledged as collateral for various loans (see Note H). Interest of $778,000 and $387,000 has been capitalized during the years ended December 31, 1996 and December 31, 1995, respectively, which amounts are included in property, plant and equipment.


(NOTE E) - Prepaid Expenses and Other Current Assets:

     Prepaid expenses and other current assets consist of the following:

                                                  1996        1995
                                              -----------  ---------
            Prepaid insurance . . . . . . . .  $  290,000   $276,000
            Prepaid taxes . . . . . . . . . .      90,000     58,000
            Preopening expenses . . . . . . .   1,036,000    173,000
            Accounts receivable and interest
              receivable. . . . . . . . . . .     500,000    177,000
            Accounts receivable - employees .     114,000     29,000
            Other receivable and prepaids . .   1,612,000    286,000
                                               -----------  --------

                      T o t a l . . . . . . .  $3,642,000   $999,000
                                               ===========  ========



(continued)

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE F) - Leasing Arrangements:

     Operating leases, which expire at various dates through 2038, are for land at the facilities and for office space and, in some cases provide for the payment of real estate taxes and other operating costs and are subject to annual increases based on changes in the Consumer Price Index. Certain leases require contingent rent payments based on a percentage of revenues.

     Future minimum lease payments, including expected renewal options, under operating lease agreements that have initial or remaining noncancellable lease terms in excess of one year are as follows:

            Year Ending
            December 31,
            ------------
                1997. . . . . . . . . . . . . . . . . .  $ 2,086,000
                1998. . . . . . . . . . . . . . . . . .    2,167,000
                1999. . . . . . . . . . . . . . . . . .    2,259,000
                2000. . . . . . . . . . . . . . . . . .    2,368,000
                2001. . . . . . . . . . . . . . . . . .    2,438,000
                Thereafter. . . . . . . . . . . . . . .   60,101,000
                                                         -----------

                          Total minimum lease payments.  $71,419,000
                                                         ===========

     Operating lease rent expense for the years ended December 31, 1996, December 31, 1995 and December 31, 1994 was $2,597,000, $1,527,000 and
$1,372,000, respectively.

     Pursuant to certain of the Company's land leases, rent expense charged to operations differs from rent paid because of the effect of free rent periods and scheduled rent increases. Accordingly, the Company has recorded deferred rent payable of $233,000 and $116,000 at December 31, 1996 and December 31, 1995, respectively. Rent expense is calculated by allocating total rental payments, including those attributable to scheduled rent increases, on a straight-line basis, over the lease term.


(NOTE G) - Due To Related Parties:

     The Company was indebted to the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") for loans in the aggregate amount of $455,000 at December 31, 1994, due on demand and repaid during 1995. Interest on such loans aggregated $40,000 and $16,000 for the years ended December 31, 1995 and December 31, 1994, respectively.

(continued)

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE H) - Debt:

     [1]   Short-term borrowing:

     At December 31, 1996, the Company has outstanding borrowings under a working capital line of credit of $5,000,000, expiring on June 9, 1997, providing for interest at the bank's prime rate.

     The bank has issued a commitment letter to provide a $20,000,000 two year revolving credit facility convertible to a four year term loan. The loan is subject to execution of closing on or before April 30, 1997 at which time, the bank will cancel and replace the existing working capital line of credit of $5,000,000.

     [2]  Long-term obligations consist of the following:

                                                                                                           December 31,
                                                                                                           ------------
                                                                                                        1996         1995
                                                                                                        ----         ----
Small business term loan bearing interest at 7.45%, payable in monthly
      installments through April 2002 . . . . . . . . . . . . . . . . . . . . .                                   $  529,000
Construction term loan for $1,700 bearing interest at the prime rate plus 2%, payable in monthly installments through May 1997 (10.5% at December 31,
      1996) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                    1,457,000
Mortgage payable bearing interest at LIBOR plus 3.5% (capped at 10.5%),
      payable in monthly installments through May 2000  . . . . . . . . . . . .                  $ 2,946,000       3,000,000
Promissory note due April 1996 bearing interest at bank's prime rate (8.5%
      at December 31, 1996) . . . . . . . . . . . . . . . . . . . . . . . . . .                                      231,000
Promissory note due August 1997 bearing interest payable monthly at 8%  . . .                        998,000         998,000
Mortgage payable due August 2000 bearing interest payable monthly at bank's
      prime rate (8.5% at December 31, 1996)  . . . . . . . . . . . . . . . . .                    1,600,000       1,600,000
Mortgages payable paid off in 1996  . . . . . . . . . . . . . . . . . . . . . .                                      378,000
Mortgage payable due March 7, 2001 bearing interest at 5.25%  . . . . . . . . .                    1,700,000
Promissory notes (four notes of $480, $480, $250 and $250) payable on or after.
      January 1, 1997 and not later than July 1, 1997 bearing interest payable monthly at 8%. The payee has an option to require payment with
      common stock of the Company at $27.00 a share . . . . . . . . . . . . . .                    1,460,000
Mortgage payable due July 15, 1997 bearing interest at 8%. Convertible into
      shares of the Company's common stock at $25.00 a share  . . . . . . . . .                      700,000
Small business term loan bearing interest at 7.317%, payable in monthly
      installments through August 2016  . . . . . . . . . . . . . . . . . . . .                      742,000
Promissory note payable December 31, 1997 bearing interest at 8%.
       Convertible into shares of the Company's common stock at $29.00 a share                       200,000
Promissory note bearing interest at prime with interest only for the first
      year, and payable in monthly installments through September 2001  . . . .                    1,710,000
                                                                                                 -----------      ----------
          T o t a l . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     12,056,000       8,193,000

Less current portion  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      3,560,000       1,850,000
                                                                                                 -----------      ----------
Noncurrent portion  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    $ 8,496,000      $6,343,000
                                                                                                 ===========      ==========

     The above short-term and long-term loans are collateralized by substantially all the assets of the Company including the golf driving range facilities, leasehold improvements, machinery and equipment and other assets. Further the mortgage payable bearing interest at LIBOR plus 3.5%, referred to above, was personally guaranteed by the CEO.

(continued)

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE H) - Debt:  (continued)

            The long-term portion of the Company's debt at December 31, 1996 is payable as follows:

                        Year Ending
                        December 31,
                        ------------

                            1998. . . . . . . . . . . . . . .  $  541,000
                            1999. . . . . . . . . . . . . . .     542,000
                            2000. . . . . . . . . . . . . . .     544,000
                            2001. . . . . . . . . . . . . . .   3,644,000
                            2002. . . . . . . . . . . . . . .      97,000
                            Thereafter. . . . . . . . . . . .   3,128,000
                                                               ----------
                                      T o t a l . . . . . . .  $8,496,000
                                                               ==========


(NOTE I) - Commitments and Contingencies:

     [1]   Alley Pond Agreement:

     The Company has an agreement to manage a family golf center which is owned by the City of New York. The license agreement provides for the payment of fees to New York City, of the greater of $900,000 or up to 50% of gross revenues (as defined), on an annual basis. The Company was obligated, as part of its license agreement, to make improvements to the existing property of at least $1,200,000 and at December 31, 1995 this requirement had been met. Such improvements will belong to the City of New York at the end of the license period, which expires on December 31, 2006 or upon earlier termination. The agreement is terminable at will by the City of New York.

     [2]  License agreement:

     Pursuant to its license agreement with GBGC, the Company paid a one-time facility development fee for each Golden Bear golf center. In addition, the Company is required to pay annual royalty fees for each Golden Bear golf center it operates based on Adjusted Gross Revenues ("AGR") as defined, equal to 3% of AGR less than

(continued)

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE I) - Commitments and Contingencies:  (continued)

     [2]  License agreement:  (continued)

$2,000,000 plus 4% of AGR between $2,000,000 and $3,000,000, plus 5% of AGR over $3,000,000. The minimum royalty fee for each Golden Bear golf center ranges up to $50,000 per year.

     On September 13, 1995 the Company's exclusive rights to open Golden Bear Golf Centers in defined territories were terminated and the restrictions on the Company's right to develop golf centers under its own name in such territories were removed.

     Royalty fees incurred for the years ended December 31, 1996, December 31, 1995 and December 31, 1994 amounted to $299,000, $184,000 and $120,000, respectively. All of such fees have been charged to operations.

     [3]  Purchase of TPT and related party transactions:

     In November 1995, the Company acquired TPT. Prior to the acquisition, the CEO and the CFO of the Company individually owned, in aggregate, 70% of the shares of TPT. The excess of cost over fair value of assets acquired of $4,392,000 was considered a preferential distribution to certain stockholders. The purchase price included a contingent payment up to $2.0 million, payable upon the achievement of certain operating income targets. The contingent purchase price in respect of the year ending December 31, 1996 of $1,000,000 payable to the former TPT shareholders has been reflected as an additional preferential distribution. The contingent purchase price in respect of the year ending December 31, 1997 will be determined by multiplying $1.0 million by the lesser of (i) 1.0 and (ii) the number obtained by dividing the OIBITA during such year by $1.0 million (the "1997 Multiplier").

     For purposes of this computation, OIBITA for any year shall mean the operating income before interest, taxes and depreciation or amortization, determined in accordance with generally accepted accounting principles consistently applied, generated by all golf facilities owned by the Company and located west of the Mississippi River.

(continued)

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE I) - Commitments and Contingencies:  (continued)

     [3]  Purchase of TPT and related party transactions:  (continued)

     Under an existing agreement with TPT, the Company had an option to acquire TPT (the "TPT Option") for a price equal to 12.5 times the net after tax income of TPT during the full 12 months immediately preceding the exercise of such option. Such price was payable in shares of the Company's common stock. The TPT Option may have been exercised at any time commencing on the earlier of (i) January 1, 1998 or (ii) the date on which TPT has after-tax income of at least $1,000,000 over a twelve-month period until the expiration date of such option on December 31, 2003.

     See Notes G and H for other related party transactions.

     [4]  Other commitments:

     At December 31, 1996, the Company had commitment for construction projects aggregating $2,600,000.


(NOTE J) - Stockholders' Equity:

     Stock Option Plans:

     The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, where the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

     Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Such information has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The effect of applying SFAS No. 123 on 1995 and 1996 pro forma net income is not necessarily representative of the effects on reported net income for future years due to, among other things: (1) The vesting period of the stock options and the (2) fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income,

(continued)

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE J) - Stockholders' Equity:  (continued)

     Stock Option Plans: (continued)

before extraordinary items, in 1995 and 1996 would have been approximately $1,141,000 and $4,546,000, or $0.22 per share and $0.44 per share, respectively. The weighted average fair value of the options granted during 1995 and 1996 are estimated as $5.32 and $14.77, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield in both of the years 0%, expected volatility of 69% in 1995 and 73% in 1996, risk-free interest rate of 6.00% for 1995 and 1996 and estimated life of 5 years in 1995 and 1996.

     The Company's 1994 Stock Option Plan (the "Plan") provides for the grant of options to purchase up to 300,000 shares of common stock to employees, officers, directors and consultants of the Company. Options may be either "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or nonqualified options. Incentive stock options may be granted only to employees of the Company, while nonqualified options may be issued to nonemployee directors, consultants and others, as well as to employees of the Company. The Company's 1996 Stock Incentive Plan (the "New Plan") is identical to the Plan, except that the New Plan provides (i) for the grant of option to purchase up to 500,000 shares of common stock and (ii) an automatic grant of nonqualified stock options to purchase 10,000 shares to each nonemployee director upon his election or appointment to the Board of Directors and annual grants (commencing on the date the New Plan was approved by stockholders) to each nonemployee director of nonqualified stock options to purchase 10,000 shares of common stock at the fair market value of the common stock on the date of the grant.

     The exercise price per share of common stock subject to an incentive option may not be less than the fair market value per share of common stock on the date the option is granted. The per share exercise price of common stock subject to a nonqualified option may be established by the Board of Directors.

     Incentive stock options granted under the Plan cannot be exercised more than 10 years from the date of grant.

(continued)

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

(NOTE J) - Stockholders' Equity:  (continued)

     Stock Option Plans: (continued)

     Additional information with respect to 1996 and 1995 Stock Option activity is summarized as follows:


                                                Year Ended December 31,
                                              1996                   1995
                                      --------------------- -------------------
                                                   Weighted            Weighted
                                                   Average              Average
                                       Shares       Price    Shares      Price
                                       ------       -----    ------      -----
Outstanding at beginning of year  .   290,205    $ 8.530     154,000   $  3.500
Options granted . . . . . . . . . .   426,912     22.697     140,000     13.927
Options exercised . . . . . . . . .   (38,257)    (5.580)     (3,795)     3.500
                                      -------                 ------
Outstanding at end of year  . . . .   678,860     17.606     290,205      8.530
                                      =======                =======
Options exercisable at year-end . .   115,265      7.539      47,538      3.500
                                      =======                 ======
     The following table summarizes information about stock options outstanding at December 31, 1996:


                         Weighted-
                          Average         Weighted
            Number      Contractual        Average          Number
Exercise  of Options     Remaining        Exercise        of Options
 Price    Outstanding  Life (In Years)      Price         Exercisable
--------  -----------  ---------------   ----------      -------------

$ 3.50    120,611           7.5          $   3.50            69,278
  6.00      8,761           8.67             6.00             5,128
  8.875     6,000           8.50             8.875            2,000
 14.875   116,576           8.80            14.875           38,859
 19.875    53,500           9.25            19.875                0
 27.125    30,000           9.50            27.125                0
 22.75    125,000           9.58            22.75                 0
 22.75    218,412           9.96            22.75                 0
          -------                                        ----------
          678,860                                           115,265
         ========                                        ==========

     In connection with the purchase of certain golf facilities, the company granted the sellers, options to acquire up to an aggregate of 54,000 shares of common stock at prices ranging form $0.01 to $40 per share, with a weighted average price per share of $31.16. As at December 31, 1996 options to purchase 53,500 were outstanding.

     Warrants:

     In connection with the initial public offering in November 1994, the Company issued warrants to the representatives of the underwriters to purchase 120,000 shares of common stock at $5.50 per share exercisable through November 1999, of which warrants to purchase 40,000 shares were exercised in connection with a public offering in December 1995 and remaining warrants to purchase 80,000 shares were exercised in 1996.

(continued)

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE J) - Stockholders' Equity:  (continued)

     Warrants: (continued)

     In connection with the public offering in December 1995, the Company has granted warrants to the representatives of the underwriters to purchase from the Company up to 300,000 shares of common stock at $20.25 per share exercisable through December 2000.

     In connection with consulting services to be rendered over a three year period, the Company in 1996 issued warrants to a consultant to purchase 70,000 shares of common stock at $19.875 per share. Such warrants were exercised in 1996.

(NOTE K) - Income Taxes:

     The provision (benefit) for income taxes consists of the following:

                                             Year Ended December 31,
                                       ----------------------------------
                                          1996        1995        1994
                                         ------      ------      ------

            Current . . . . . . . . .  $2,822,000   $785,000   $ (65,000)
            Deferred. . . . . . . . .     370,000    (51,000)    (65,000)
                                       -----------  ---------  ----------
                                        3,192,000    734,000    (130,000)
            Change in valuation
              allowance . . . . . . .                 65,000     (65,000)
                                      -----------  ---------  ----------

                      Total provision
                        (benefit) . .  $3,192,000   $669,000   $ (65,000)
                                       ===========  =========  ==========

     At December 31, 1994, the Company had available net operating loss carryforwards of approximately $180,000 for federal income tax purposes, which were utilized in 1995. Temporary differences arise due to differences between reporting for financial statement purposes and for federal income tax purposes relating primarily to deferred rent expense and depreciation methods.

(continued)

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


(NOTE K) - Income Taxes:  (continued)

            Expected tax expense (benefit) based on the statutory rate is reconciled with the actual expense as follows:

                                                      Percent of Pre-tax
                                                        Earnings (Loss)
                                                         December 31,
                                                    ---------------------
                                                    1996     1995    1994
                                                    ----     ----    ----

            Expected tax expense. . . . . . . . .   34.0 %  34.0 %   34.0 %

            Increase (reduction) in taxes
                 resulting from:

                 Income attributable to
                   S corporation. . . . . . . . .                   (56.8)

                 State income tax (benefit), net
                   of federal tax effect. . . . .    3.7     7.6     (2.0)

                 Change in valuation allowance. .           (7.7)    11.8

                 Other. . . . . . . . . . . . . .    0.3     1.1      1.0
                                                    -----   -----   -----

                                                    38.0 %  35.0 %  (12.0)%
                                                    =====   =====   ======

            The deferred tax assets (liabilities) are recorded as follows:

                                                        Year Ended
                                                       December 31,
                                                       ------------
                                                       1996       1995
                                                       ----       ----

            Deferred rent . . . . . . . . . . . .  $  93,000   $ 46,000

            Book basis of assets over tax basis .   (347,000)    70,000
                                                   ----------  --------

            Net deferred tax asset (liability). .  $(254,000)  $116,000
                                                   ==========  ========


(continued)
                                      F-23

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


NOTE L - Fair Value of Financial Instruments:

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial statements:

     Cash and cash equivalents approximate fair value. The cost and fair value of short-term investments are disclosed in Note C.

     Short-term loan payable - the carrying amount approximates fair value due to the short-term maturities of these instruments.

     Long-term debt - fair value is estimated based on borrowing rates offered to the Company.

                              EXHIBIT INDEX


EXHIBIT NO.                                               DESCRIPTION                                                  Page No.
----------                                                -----------                                                  --------
 3.1*                       Certificate of Incorporation.
 3.2*                       By-laws.
10.1*                       Agreement to Exchange, dated as September 11, 1994, by and among Family Golf
                            Centers, Inc. and Dominic Chang, Jimmy C.M. Hsu, Krishnan Thampi, Tommy Hsu, and
                            John Chen.
10.2*                       Purchase Agreement, dated as of September 11, 1994, by and among Family Golf
                            Centers, Inc. and Golf Range, Inc. and Abbington Holdings, Inc.
10.3*                       Option Agreement by and among Ken Simonds, William Schickler III, Dominic Chang,
                            Krishnan Thampi, The Practice Tee, Inc. and Family Golf Centers, Inc.
10.4*                       Employment Agreement, dated as of September 11, 1994, between Family Golf Centers,
                            Inc. and Dominic Chang.
10.4.1*****                 Amendment No. 1, dated March 8, 1995, to the Employment agreement, dated as of
                            September 11, 1994, between Family Golf Centers, Inc. and Dominic Chang, filed as
                            Exhibit 10.5.
10.5*                       Employment Agreement, dated as of September 11, 1994, between Family Golf Centers,
                            Inc. and Krishnan Thampi.
10.5.1*****                 Amendment No. 1, dated March 8, 1995, to the Employment Agreement, dated as of
                            September 11, 1994, between Family Golf Centers, Inc. and Krishnan P. Thampi, filed as
                            Exhibit 10.5.
10.6*                       Agreement, dated as of August 12, 1992, by and between Golden Bear International, Inc.
                            and Orient Associates International, Inc., as amended by an Assignment and amendment entered into February 16, 1994, by and among Golden Bear International, Inc., Golden
                            Bear Golf Centers, Inc. and Orient Associates International, Inc., as further amended by an Assignment and Assumption by and among Golden Bear Golf Centers, Inc., Orient
                            Associates International, Inc. and The Practice Tee, Inc.
10.6.1**                    Amendment entered into November 9, 1994 to Agreement dated as of August 12, 1992, by and between Golden Bear International,  Inc. and Orient Associates International, Inc.
10.6.2*****                 Amendment entered into December 2, 1994 to Agreement dated as of August 12, 1929, by and between Golden Bear International, inc. and Orient Associates International, Inc.,
                            filed as Exhibit 10.6.
10.7*                       License Agreement, dated September 14, 1994, between Orient Associates International,
                            Inc. and City of New York Parks & Recreation Department.
10.8*                       Form of Common Stock Purchase Warrant, for an aggregate of 24,950 shares of Common
                            Stock, expiring on August 15, 1999.
10.9*                       Family Golf Centers, Inc. 1994 Stock Incentive Plan.
10.10++++                   Family Golf Centers, Inc. 1996 Stock Incentive Plan.
10.11*                      Loan Agreement, dated March 1, 1994, between Grand Pacific Finance Corp. as Lender, and Orient Associates International, Inc. as Borrower.









EXHIBIT NO.                                               DESCRIPTION                                                   Page No.
----------                                                -----------                                                  --------
10.12*                      Loan Leasehold Mortgage and Security Agreement, dated April 23, 1993, between Orient
                            Associates International, Inc. as Mortgagor and The Development Bank of Singapore,
                            Ltd., as Mortgagee.
10.13*                      Revolving Credit Line Agreement, dated April 2, 1993, between TaipeiBank, New York
                            Agency, as Lender, and Orient Associates International, Inc. and Dominic Chang, as
                            Borrower.
10.14*                      Mortgage, dated December 17, 1993, between Orient Associates International, Inc. and
                            Hsing Lung Farm Corp., as Mortgagor and TaipeiBank, New York Agency, as
                            Mortgagee.
10.15*                      Authorization and Debenture Guaranty, dated December 31, 1991, between the United
                            States Small Business Administration, as Lender and Long Island Development
                            Corporation, as Borrower, to assist Orient Associates International, Inc.
10.16*                      Building Loan Contract and Building Loan Mortgage, dated October 20, 1994, between
                            Orient Associates International, Inc., as Borrower, and Grand Pacific Finance Corp., as
                            Lender.
10.17**                     Building Loan Agreement and Mortgage, dated November 26, 1991, between Grand Pacific
                            Finance Corp., as Lender and Orient Associates International, Inc., as Borrower.
10.18**                     Collateral Note and Security Agreements, dated September 28, 1994 and
                            September 30, 1994, between Bank of New York, as Lender, and Skydrive Co.,
                            Inc.,as Borrower.
10.19+                      Purchase and Sale Contract, dated May 1, 1995, between Evergreen Bank, N.A. f/k/a The
                            First National Bank of Glens Falls and Family Golf Centers, Inc.
10.20+                      Mortgage and Security Agreement, dated May 15, 1995, between Family Golf Centers,
                            Inc., as Mortgagor and Orix USA Corporation, as Mortgagee.
10.21+                      Purchase Money Note, dated May 15, 1995, made by Family Golf Centers, Inc. in favor of
                            Orix USA Corporation in the principal amount of $3,000,000.
10.22+                      Statement of Purpose for an Extension of Credit Secured by Margin Stock, dated April
                            28, 1995, between Family Golf Centers, Inc. and Chemical Bank.
10.23+                      Promissory Note, dated May 4, 1995, made by Family Golf Centers, Inc. in favor of
                            Chemical Bank in the principal amount of $850,000.
10.24*****                  Registration Rights Agreement, dated April 28, 1995, between Kenneth Gurley and
                            Family Golf Centers, Inc.
10.25*****                  Commitment letter, dated September 28, 1995, issued by Chemical Bank, N.A. to Family
                            Golf Centers, Inc.
10.26*****                  Mortgage, dated March 25, 1994 granted by Pelham Enterprises, Inc. in favor of United
                            Carolina Bank of South Carolina.
10.27*****                  Warrant to purchase 80,000 shares of Common Stock, dated November 23, 1994, issued to
                            Hampshire Securities Corporation by Family Golf Centers, Inc.
10.28*****                  Warrant to purchase 40,000 shares of Common Stock, dated November 23, 1994 issued to Brenner Securities Corporation by Family Golf Centers, Inc.
10.29*****                  Form of Representatives' Warrants.
10.30*****                  TPT/FGC Purchase Agreement, dated as of September 28, 1995, between Family Golf
                            Centers, Inc., Dominic Chang, Krishnan Thampi, Ken Simonds and
                            William Schickler III.









EXHIBIT NO.                                               DESCRIPTION                                                   Page No.
----------                                                -----------                                                   --------
10.31*****                  Registration Rights Agreement, dated August 24, 1995, between Thomas Mathews, J.L.
                            Matthews, Jr. and Family Golf Centers, Inc.
10.32****                   Purchase Contract dated September 28, 1995, between Upper Hembree Partners, L.P., each of the general partners of Upper Hembree Partners, L.P. and Alpharetta Family Golf
                            Centers, Inc., a wholly owned subsidiary of Family Golf Inc.
10.33****                   Escrow Agreement, dated September 28, 1995, between Family Golf Centers, Inc., Upper
                            Hembree Partners, L.P. and Continental Stock Transfer & Trust Company.
10.34****                   Stock Option Agreement, dated September 28, 1995, between Family Golf Centers, Inc.
                            and Upper Hembree Partners, L.P.
10.35****                   Registration Rights Agreement, dated September 28, 1995, between Family Golf Centers,
                            Inc. and Upper Hembree Partners, L.P.
10.36****                   Form of Promissory Note, dated September 28, 1995, in the principal amount of $35,000 made by Upper Hembree Partners, L.P in favor of Family Golf Centers, Inc.
10.37****                   Assignment & Assumption Agreement, dated October 16, 1995, between Upper
                            Hembree Partners, L.P., Alpharetta Family Golf Centers, Inc. and Bank South.
10.38****                   Renewal Promissory Note, dated November 14, 1994, in the principal amount of
                            $1,860,770.07 made by Upper Hembree Partners, L.P. in favor of Bank South, N.A.
10.39****                   Form of Guaranty Agreement from Dominic Chang in favor of Bank South.
10.40****                   Form of Guaranty Agreement from Family Golf Centers, Inc. in favor of Bank South.
10.41******                 Promissory Note, dated November 8, 1995, in the principal amount of $4,000,000 made by Family Golf Centers, Inc. in favor of Dominic Chang, as the representative of the shareholders of The Practice Tee, Inc.
10.42******                 Purchase Agreement, dated as of November 8, 1995, by and between Golf Masters
                            Limited Partnership and Air Dome Limited Partnership, as Sellers, each of the general partners of Sellers and Valley View Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf Centers, Inc.
10.43******                 Escrow Agreement, dated as of November 8, 1995, among Family Golf Centers, Inc.,
                            Golf Masters Limited Partnership, Air Dome Limited Partnership and Continental Stock
                            Transfer & Trust Company.
10.44******                 Registration Rights Agreement, dated as of November 8, 1995, between Golf Masters
                            Limited Partnership, Air Dome Limited Partnership and Family Golf Centers, Inc.
10.45******                 Stock Option Agreement, dated as of November 8, 1995, among Family Golf Centers, Inc.,
                            Golf Masters Limited Partnership and Air Dome Limited Partnership.
10.46******                 Note, dated September 1992, in the principal amount of $350,000 made by Golf Masters
                            Limited Partnership in favor of JSN Holdings and related Mortgage Deed.
10.47+++                    Deed of Assignment, dated February 27, 1996, between Owl's Creek Golf Center, Inc.,
                            Virginia Beach Family Golf Centers, Inc. and the City of Virginia Beach, Virginia.
10.48+++                    Deed of Assignment, dated March 1, 1996, between Owl's Creek Golf Center, Inc. and
                            Virginia Beach Family Golf Centers, Inc.
10.49+++                    Purchase Agreement, dated March 6, 1996, between Owl's Creek Golf Center, Inc. and
                            Virginia Beach Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf
                            Centers, Inc.









EXHIBIT NO.                                               DESCRIPTION                                                    Page No.
----------                                                -----------                                                    --------
10.50+++                    Escrow Agreement, dated March 6, 1996, among Family Golf Centers, Inc., Owl's Creek
                            Golf Center, Inc. and Continental Stock Transfer & Trust Company.
10.51+++                    Registration Rights Agreement, dated March 6, 1996, between Family Golf Centers, Inc.
                            and certain stockholders of Owl's Creek Golf Center, Inc. listed on Schedule 1 thereto.
10.52+++                    Deed for Improvements, dated as of March 1, 1996, between Owl's Creek Golf Center,
                            Inc. and Virginia Beach Family Golf Centers, Inc.
10.53+++                    Bill of Sale, dated as of March 6, 1996, between Owl's Creek Golf Center, Inc. and
                            Virginia Beach Family Golf Centers, Inc.
10.54+++                    Purchase Agreement, dated March 7, 1996, between Flemington Equities VII and
                            Flemington Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf Centers,
                            Inc.
10.55+++                    Guaranty, dated March 7, 1996, by Family Golf Centers, Inc., in favor of Flemington
                            Equities VII.
10.56+++                    Purchase Agreement, dated March 7, 1996, between Flemington Golf and Sports Center,
                            LLC and Flemington Family Golf Centers, Inc., a wholly-owned subsidiary of Family Golf
                            Centers, Inc.
10.57+++                    Mortgage Note, dated March 7, 1996, in the principal amount of $1,700,000 made by
                            Flemington Family Golf Centers, Inc. in favor of Flemington Equities VII and related
                            Mortgage Deed.
10.58+++                    Cash Escrow Agreement, dated March 7, 1996, among Flemington Family Golf Centers,
                            Inc., Flemington Golf and Sports Center, LLC and Continental Stock Transfer and Trust
                            Company.
10.59++++                   Form of Warrants to purchase an aggregate of 70,000 shares of Common Stock, dated as of March 7, 1996, issued to Monness, Crespi & Hardt & Co. by Family Golf Centers, Inc.
10.60+++                    Purchase Agreement, dated April 8, 1996, among 202 Golf Associates, Inc., Family Golf
                            Centers, Inc. and Yorktown Family Golf Centers, Inc., a wholly owned subsidiary of
                            Family Golf Centers, Inc.
10.61+++                    Escrow Agreement, dated April 8, 1996, among Family Golf Centers, Inc., 202 Golf
                            Associates, Inc., Yorktown Family Golf Centers, Inc. and Continental Stock Transfer &
                            Trust Company.
10.62+++                    Registration Rights Agreement, dated April 8, 1996, between Family Golf Centers, Inc.
                            and 202 Golf Associates, Inc.
10.63+++                    Assignment and Assumption Agreement, dated April 8, 1996, between 202 Golf
                            Associates, Inc. and Yorktown Family Golf Centers, Inc.
10.64+++                    Bill of Sale, dated April 8, 1996, by 202 Golf Associates, Inc.
10.65+++                    Indenture, dated April 8, 1996, between 202 Golf Associates, Inc. and Yorktown Family
                            Golf Centers, Inc.
10.66+++++                  Purchase Agreement, dated May 20, 1996, among Indian River Golf-O-Rama, Inc.,
                            Indian River Family Golf Centers, Inc. and Lenrich Associates, L.L.C.
10.67++++++                 Purchase Agreement, dated June 7, 1996, among Ruth Perillo, Lynn Perillo, Glen Perillo and Oscar Ramirez, as sellers, and Tucson Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf Centers, Inc.









EXHIBIT NO.                                               DESCRIPTION                                                   Page No.
----------                                                -----------                                                   --------
10.68++++++                 Stock Purchase Agreement, dated June 7, 1996, among Joseph E. Wolf, Kenneth R.
                            Gibbons and Richard Johnson, as sellers, K.G. Golf, Inc. and Family Golf Centers, Inc.
10.69++++++                 Assignment and Assumption of Lease, dated June 7, 1996, by and between Tree Court
                            Golf & Recreational Complex, Inc. and St. Louis Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf Centers, Inc.
10.70++++++                 Purchase Agreement, dated June 10, 1996, by and between W.A.G.N. Partners and West
                            Palm Beach Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf Centers,
                            Inc.
10.71!                      Stock Purchase Agreement, dated as of July 5, 1996, among Michael J. Santin, Donald G.
                            Rumpf, Pin High Golf Center and Family Golf Centers, Inc.
10.72!!                     Stock Purchase Agreement, dated September 25, 1996, between Raymond R. Sears,
                            Ronald L. Sears, Henry Bachman, Privatization Plus, Inc. and Family Golf Centers, Inc.
10.73!!                     Cash Escrow Agreement, dated September 25, 1996, between Raymond R. Sears, Ronald
                            L. Sears, Henry Bachman, Privatization Plus, Inc., Family Golf Centers, Inc. and
                            Continental Stock Transfer & Trust Company.
10.74!!                     Purchase Agreement, dated September 26, 1996, between Tri-Town Sports, Inc. and
                            Easton Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf Centers, Inc.
10.75!!                     Promissory Note, dated September 26, 1996, in the principal amount of $350,000 made by
                            Easton Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf Centers, Inc., in favor of Tri-Town Sports, Inc.
10.76!!                     Promissory Note, dated September 26, 1996, in the principal amount of $140,000 made by
                            Easton Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf Centers, Inc., in favor of Tri-Town Sports, Inc.
10.77!!                     Promissory Note, dated September 26, 1996, in the principal amount of $122,500 made by
                            Easton Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf Centers, Inc., in favor of Tri-Town Sports, Inc.
10.78!!                     Promissory Note, dated September 26, 1996, in the principal amount of $87,500 made by
                            Easton Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf Centers, Inc., in favor of Tri-Town Sports, Inc.
10.79!!                     Guaranty of Promissory Notes made by Family Golf Centers, Inc. in favor of Tri-Town
                            Sports, Inc.
10.80!!                     Mortgage Note, dated September 24, 1996, in the principal amount of $350,000 made by
                            Easton Family Golf Centers, Inc. in favor of Tri-Town Sports, Inc. and related Mortgage
                            Deed.
10.81!!                     Mortgage Note, dated September 24, 1996, in the principal amount of $140,000 made by
                            Easton Family Golf Centers, Inc. in favor of Tri-Town Sports, Inc. and related Mortgage
                            Deed.
10.82!!                     Mortgage Note, dated September 24, 1996, in the principal amount of $122,500 made by
                            Easton Family Golf Centers, Inc. in favor of Tri-Town Sports, Inc. and related Mortgage
                            Deed.
10.83!!                     Mortgage Note, dated September 24, 1996, in the principal amount of $87,500 made by
                            Easton Family Golf Centers, Inc. in favor of Tri-Town Sports, Inc. and related Mortgage
                            Deed.









EXHIBIT NO.                                               DESCRIPTION                                                   Page No.
----------                                                -----------                                                  --------
10.84!!                     Assignment and Assumption of License Agreement, dated September 30, 1996, between
                            Colbert-Ballard Golf Learning Centers, Inc. and C.B. Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf Centers, Inc.
10.85!!                     Promissory Note, dated September 30, 1996, in the principal amount of $446,720 made by Colbert-Ballard Golf Learning Centers, Inc. in favor of C.B. Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf Centers, Inc.
10.86!!                     Guaranty of Promissory Note made by Harry J. Moorhouse and Dorothy Moorhouse in favor of C.B. Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf
                            Centers, Inc.
10.87!!                     Escrow Agreement, dated September 30, 1996, between Family Golf Centers, Inc.,
                            Colbert-Ballard Family Golf Centers, Inc. and Continental Stock Transfer & Trust
                            Company.
10.88!!                     Purchase Agreement, dated September 30, 1996, between KKL Golf Partnership and
                            Carolina Springs Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf
                            Centers, Inc.
10.89!!                     Cash Escrow Agreement, dated September 30, 1996, between KKL Golf Partnership,
                            Carolina Springs Family Golf Centers, Inc. and Continental Stock Transfer & Trust
                            Company.
10.90!!                     Stock Option Agreement, dated September 30, 1996, between Family Golf Centers, Inc.
                            and KKL Golf Partnership.
10.91!!                     Purchase Agreement, dated September 30, 1996, between USA Golf Centers, Ltd. #2 and
                            Westminster Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf
                            Centers, Inc.
10.92!!                     Cash Escrow Agreement, dated September 30, 1996, between USA Golf Centers, Ltd.
                            #2, Westminster Family Golf Centers, Inc. and Continental Stock Transfer & Trust
                            Company.
10.93!!                     Ground Lease, dated August 1, 1992, as amended by Ground Lease Extension and
                            Modification, dated November 20, 1995, between SCI California Funeral Services, Inc.
                            (successor in interest to Westminster Memorial Park) and USA Golf Centers, Ltd. #2.
10.94!!                     Purchase Agreement, dated August 29, 1996, between Swingmaster Golf at Centennial,
                            L.P. and Denver Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf
                            Centers, Inc.
10.95!!                     Registration Rights Agreement, dated August 29, 1996, between Swingmaster Golf at
                            Centennial, L.P. and Family Golf Centers, Inc.
10.96!!                     Registration Rights Agreement, dated August 29, 1996, between Joseph J. Graham and
                            Family Golf Centers, Inc.
10.97!!                     Registration Rights Agreement, dated August 29, 1996, between Andrew Price and
                            Family Golf Centers, Inc.
10.98!!                     Escrow Agreement, dated August 29, 1996, between Family Golf Centers, Inc., Denver
                            Family Golf Centers, Inc., Swingmaster Golf at Centennial, L.P., Joseph J. Graham,
                            Andrew Price and Continental Stock Transfer & Trust Company.









EXHIBIT NO.                                               DESCRIPTION                                                   Page No.
----------                                                -----------                                                  --------
10.99!!                     Ground Lease and Agreement, dated November 1, 1994, as amended by First Amendment to Ground Lease and Agreement dated March 9, 1995 and Second Amendment to Ground
                            Lease Agreement, dated June 8, 1995, by and between the Arapahoe County Public
                            Airport Authority and Pinecrest Enterprises, Ltd. (predecessor-in-interest to
                            Swingmaster Golf at Centennial, L.P.).
10.100!!                    Option to Lease Agreement, dated August 8, 1996, by and between the Arapahoe County
                            Public Airport Authority and Swingmaster Golf at Centennial, L.P.
10.101!!!                   Purchase Agreement, dated October 21, 1996, between Mt. Olive Golf Center, Inc. and
                            Mt. Olive Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf Centers,
                            Inc.
10.102!!!                   Stock Option Agreement, dated October 21, 1996, between Family Golf Centers, Inc. and
                            Mt. Olive Golf Center, Inc.
10.103!!!                   Purchase Agreement, dated October 21, 1996, between Margate Partners Limited
                            Partnership and Margate Family Golf Centers, Inc., a wholly owned subsidiary of Family
                            Golf Centers, Inc.
10.104!!!!                  Stock Purchase Agreement, dated October 30, 1996, between Stacey Hart, The Seven
                            Iron, Inc. and Family Golf Centers, Inc.
10.105!!!!                  Escrow Agreement, dated October 30, 1996, between Stacey Hart, Family Golf Centers,
                            Inc. and Continental Stock Transfer & Trust Company.
11.1                        Statement re: Computation of Earnings Per Share.
21.1                        Subsidiaries of Family Golf Centers, Inc.
23.1                        Consent of Richard A. Eisner & Company, LLP.

-------------------------

* Incorporated by reference to the Company's Registration Statement on Form SB-2 dated September 12, 1994 (Registration No. 33-83910)
** Incorporated by reference to the Company's Pre-Effective Amendment No. 1 to the Registration Statement on Form SB-2 filed October 26, 1994 (Registration No. 33-83910)
*** Incorporated by reference to the Company's Registration Statement on Form SB-2 dated November 10, 1994 (Registration No. 33-83910)
**** Incorporated by reference to the Company's Current Report on Form 8-K, dated October 11, 1995.
***** Incorporated by reference to the Company's Registration Statement on Form SB-2 dated October 3, 1995 (Registration No. 33-97686).
****** Incorporated by reference to the Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form SB-2 dated November 9, 1995. (Registration No. 33-97686).
+ Incorporated by reference to the Pre-Effective Amendment No. 2 to Company's Current Report on Form 8-K/A (Amendment No. 1), dated June 6, 1995.
++ Incorporated by reference to the Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form SB-2 dated November 29, 1995. (Registration No. 33-97686).
+++ Incorporated by reference to the Company's Current Report on Form 8-K/A (Amendment No. 1), dated May 20, 1996 amending Reports on Form 8-K dated March 6, 1996 and April 8, 1996.
++++ Incorporated by reference to the Company's Registration Statement on Form SB-2 dated May 24, 1996. (Registration No. 333-4541).
+++++ Incorporated by reference to the Company's Current Report on Form 8-K, dated June 4, 1996.
++++++ Incorporated by reference to Amendment No. 1 to the Company's
       Registration Statement dated June 12, 1996.
! Incorporated by reference to the Company's Current Report on Form 8-K, dated July 25, 1996.
!! Incorporated by reference to the Company's Current Report on Form 8-K, dated October 9, 1996.

!!! Incorporated by reference to the Company's Current Report on Form 8-K, dated October 30, 1996.

!!!! Incorporated by reference to the Company's Current Report on Form 8-K, dated November 13, 1996.