Form 10-Q
period 1997-03-31
FAMILY GOLF CENTERS INC
filed 1997-05-15
CIK 929941

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
  X      EXCHANGE ACT OF 1934
------

For the quarterly period ended  March 31, 1997
                                -------------------------

                                      OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
____     EXCHANGE ACT OF 1934

For the transition period from __________to__________

                        Commission File Number: 0-25098

                             Family Golf Centers, Inc.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

          Delaware                                        11-3223246
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                             225 Broadhollow Road
                           Melville, New York 11747
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (516) 694-1666
                        ------------------------------
                        (Registrant's telephone number)

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
Yes  X   No
    ---    ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding as of May 12, 1997
--------------------------------------          ------------------------------
Common Stock, par value $.01 per share                   11,878,617

Transitional Small Business Disclosure Format (Check one):  Yes     No  X .
                                                                ---    ---

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

The results of operations of the Company for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         MARCH 31,              DECEMBER 31,
                              ASSETS                                       1997                    1996
                              ======                                       ----                    ----
                                                                        (UNAUDITED)
Current Assets:
  Cash and cash equivalents                                             $  12,603,000           $  4,556,000
  Short-term investments                                                   11,937,000             33,838,000
  Inventories                                                               8,976,000              6,258,000
  Prepaid expenses and other current assets                                 5,430,000              3,642,000
  Prepaid income taxes                                                                               600,000
                                                                     ----------------      -----------------
          Total current assets                                             38,946,000             48,894,000

Property, plant and equipment (net of accumulated
  depreciation)                                                           114,265,000            103,889,000
Loan acquisition costs (net of accumulated amortization)                      162,000                185,000
Other assets                                                                4,548,000              2,646,000
Excess of cost over fair value of assets acquired                           2,640,000              2,679,000
(net of accumulated amortization)
                                                                     ----------------      -----------------

          TOTAL                                                          $160,561,000           $158,293,000
                                                                         ============           ============

                            LIABILITIES
                            ===========
Current liabilities:

  Accounts payable, accrued expenses and other current liabilities         $5,100,000             $3,659,000
  Short-term loan payable - bank                                            5,000,000              5,000,000
  Current portion of long-term obligations                                  3,448,000              3,560,000
                                                                     ----------------      -----------------

          Total current liabilities                                        13,548,000             12,219,000

Long-term obligations (less current portion)                                8,573,000              8,496,000
Deferred rent                                                                 361,000                233,000
Deferred tax liability                                                        254,000                254,000
Other liabilities                                                             121,000                147,000
                                                                     ----------------      -----------------

         Total liabilities                                                 22,857,000             21,349,000
                                                                     ----------------      -----------------

Commitments, contingencies and other matters

STOCKHOLDERS' EQUITY

Preferred stock - authorized 1,000,000 shares, none outstanding
Common Stock - authorized 50,000,000 shares, $.01 par value;
  11,871,000 and 11,850,000 shares outstanding at March 31, 1997
  and December 31, 1996, respectively                                         119,000                118,000
Additional paid-in capital                                                130,904,000            130,707,000
Retained earnings                                                           6,728,000              6,166,000
Treasury shares                                                               (47,000)               (47,000)
                                                                     ----------------      -----------------

         Total stockholders' equity                                       137,704,000            136,944,000
                                                                     ----------------      -----------------

          TOTAL                                                          $160,561,000           $158,293,000
                                                                         ============           ============


The accompanying notes to financial statements are an integral part hereof.




                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                    THREE MONTHS ENDED
                                                         MARCH 31
                                        ----------------       ----------------

                                             1997                   1996

                                        ----------------       ----------------
  Operating revenues                        $6,522,000             $2,691,000
  Merchandise sales                          2,493,000                671,000
                                        ----------------       ----------------

       Total revenue                         9,015,000              3,362,000
  Operating expenses                         5,618,000              2,252,000
  Cost of merchandise sold                   1,679,000                457,000
  Selling, general and administrative
  expenses                                   1,086,000                643,000
                                        ----------------       ----------------

  Income from operations                       632,000                 10,000
  Interest expense                            (191,000)              (100,000)
  Other income                                 466,000                197,000
                                        ----------------       ----------------

  Income before income taxes                   907,000                107,000
  Income tax expense                           345,000                 38,000
                                        ----------------       ----------------

  Net income                                  $562,000                $69,000
                                              =========               =======



  Net income per share                            $0.05                  $0.01
                                                  =====                  =====
  Weighted average shares outstanding        12,084,000              8,648,000


   The accompanying notes to financial statements are an integral part hereof.




                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)


                                                                                          THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                               -----------------------------------------
                                                                                    1997                      1996
                                                                               -----------------         ---------------
Cash flows from operating activities:
 Net income                                                                            $562,000                 $69,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                                      1,028,000                 251,000
   (Increase) in inventories                                                         (2,718,000)             (1,079,000)
   (Increase) in prepaid expenses and other current assets                           (1,188,000)             (1,313,000)
   (Increase) in other assets                                                        (1,902,000)               (205,000)
   Increase (decrease) in accounts payable and accrued expenses                       1,546,000              (1,352,000)
   (Decrease) in income taxes payable                                                                          (569,000)
   Increase (decrease) in deferred rent                                                 128,000                 (12,000)
   (Decrease) in other liabilities                                                      (26,000)                (35,000)
                                                                             --------------------       -----------------

       Net cash (used in) operating activities                                       (2,570,000)             (4,245,000)
                                                                             --------------------       -----------------

Cash flows from investing activities:
 Acquisitions of property and equipment                                             (11,142,000)             (6,668,000)
Net proceeds from sales of short-term investments                                    21,901,000
                                                                             --------------------       -----------------

       Net cash provided by (used in) investing activities                           10,759,000              (6,668,000)
                                                                             --------------------       -----------------

Cash flows from financing activities:
   Repayment of bank loans                                                             (340,000)             (1,141,000)
   Proceeds from the exercise of options and warrants                                   198,000                  80,000

                                                                             --------------------       -----------------
       Net cash provided by financing activities                                       (142,000)             (1,061,000)
                                                                             --------------------       -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  8,047,000             (11,974,000)
Cash and cash equivalents - beginning of period                                       4,556,000               23,121,00
                                                                             --------------------       -----------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                           $12,603,000             $11,147,000
                                                                             ====================       =================

Supplemental and noncash disclosures:
   Acquisition of property in exchange for common stock                                                      $2,241,000
   Acquisition of property subject to mortgage and notes                               $305,000               1,700,000
   Treasury stock in exchange for note receivable                                                                35,000
   Issuance of Compensatory Warrants                                                                            245,000
   Property additions accrued but not paid                                              105,000                 359,000
   Interest paid                                                                        292,000                 225,000
   Taxes paid                                                                         1,172,000                 954,000



  The accompanying notes to financial statements are an integral part hereof.

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997

(NOTE A) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         [1] THE COMPANY:

         The Company (as defined below), designs, constructs, operates, and manages family golf centers. The golf centers offer golf lessons and a wide variety of practice opportunities, including facilities for practicing, driving, pitching, putting, chipping and sand play. In addition, most centers have a full-line pro shop, a miniature golf course, a snack bar and electronic video games.

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

(NOTE D) ACQUISITIONS:

         The Company acquired six golf facilities during the first quarter of 1997; a leasehold interest in a 17-acre property on which there is a golf recreational facility in Palm Desert, California ("Palm Desert"), a leasehold interest in a 20-acre property on which there is an existing golf recreational facility in Raleigh, North Carolina ("Raleigh"), a leasehold interest in a 14-acre property on which there is an existing golf recreational facility in Darlington, New Jersey ("Darlington"), a leasehold interest in a 20-acre property on which there is an existing golf recreational facility in Randalls Island, New York ("Randalls Island"), a leasehold interest in a 150-acre property on which there is an existing 18-hole golf course and golf recreational facility in Olney, Maryland ("Trotters Glen") and a leasehold interest in a 29-acre property on which there is an existing golf recreational facility in Rio Salado, Arizona ("Rio Salado").

The operating results of the facilities acquired during the first quarter of 1997 were not material to the operations of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the notes thereto appearing elsewhere in this Report. This Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements

GENERAL

The Company operates centers designed to appeal to the entire family which offer golf lessons and a wide variety of practice opportunities, including facilities for practicing, driving, pitching, putting, chipping and sand play. Most golf centers are designed around an enclosed heated driving range which permits year-round use and include a coaching studio and a 4,000 - 6,000 square foot clubhouse, including a full-line pro shop. In addition, most golf centers have a miniature golf course, a cafe or snack bar and electronic video games. Some of the centers include par-3 golf courses which are designed to facilitate the practice of golf. The golf clubs include 18-hole and 27-hole championship courses, pro shops, driving ranges, restaurants and one has complete banquet facilities.

As of March 31, 1997, the Company owns, leases or manages 41 golf facilities (comprised of 31 golf centers and 10 combination golf center and golf course facilities located in 16 states). Of the golf centers, seven are currently operated under the name "Golden Bear Golf Centers", licensed from Jack Nicklaus' licensing company, Golden Bear Golf Centers, Inc.

RESULTS OF OPERATIONS

The following table sets forth selected operations data of the Company expressed as a percentage of total revenue (except for operating expenses which is expressed as a percentage of operating revenue and cost of merchandise sold which is expressed as a percentage of merchandise sales) for the periods indicated below:

                                                   THREE MONTHS
                                                  ENDED MARCH 31,
                                              ---------------------
                                                 1997        1996
                                                 ----        ----

          Operating revenues                    72.3%       80.0%
          Merchandise sales                     27.7%       20.0%
                                               -----       -----
          Total revenue                        100.0%      100.0%

          Operating expenses                    86.1%       83.7%
          Cost of merchandise sold              67.4%       68.1%
          Selling, general and
            admin. expenses                     12.0%       19.1%
          Income from operations                 7.0%        0.3%
          Interest expense                       2.1%        3.0%
          Other income                           5.2%        5.9%

          Income before income taxes            10.1%        3.2%
          Income tax expense                     3.8%        1.1%
          Net income                             6.2%        2.1%

                 THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO
                       THREE MONTHS ENDED MARCH 31, 1996

Results for the three months ended March 31, 1997 reflect the operations of 35 golf centers for the full period, one golf center for two months and operations of five golf centers for one month or less. Results for the three months ended March 31, 1996 reflect the operations of 14 golf centers for the full period, one golf center for three months, one golf center for two months and operations of two golf centers for one month or less. As a result of the change in the number of golf centers open from period to period, the comparison between the 1997 and 1996 periods may not be meaningful.

Total revenue for the three months ended March 31, 1997 was $9.0 million as compared to $3.4 million for the same period in 1996, an increase of $5.6 million (168%). The overall increase in revenue was primarily attributable to having additional golf centers in operation during the 1997 period. The total revenue for the 14 golf centers operating primarily for the full three months ended March 31, 1997 and 1996 increased 50% to $4.6 million in the 1997 period from $3.1 million in the 1996 period. The increase in revenues for these 14 golf centers was primarily due to better weather conditions in the Northeast and Southeast regions and stronger merchandise sales in the 1997 period.

Operating revenues, consisting of all sales except merchandise sales, amounted to $6.5 million for the three months ended March 31, 1997, as compared to $2.7 million for the comparable 1996 period, an increase of $3.8 million (142%). The increase in operating revenues was primarily attributable to having additional golf centers in operation during the 1997 period. Operating revenues for the 14 golf centers operating primarily for the full three months ended March 31, 1997 and 1996 increased 24% to $3.1 million in the 1997 period from $2.5 million in the 1996 period.

Merchandise sales, consisting of golf clubs, balls, bags, videos, apparel and related accessories, amounted to $2.5 million for the three months ended March 31, 1997 as compared to $671,000 for the comparable 1996 period, an increase of $1.8 million (272%). The increase in merchandise sales was primarily due to the contribution of new locations. Merchandise sales for the 14 golf centers operating primarily for the full three months ended March 31, 1997 and 1996 increased 157% to $1.6 million in the 1997 period from $0.6 million in the 1996 period.

Operating expenses, consisting of operating wages and employee costs, land rent, depreciation of golf driving range facilities and equipment, utilities and all other facility operating costs, increased to $5.6 million (86% of operating revenue) in the 1997 period from $2.3 million (84% of operating revenue) in the 1996 period, an increase of $3.3 million (149%). The increase in operating expenses was primarily due to the operating costs of locations that were not operated by the Company in the 1996 period.

The cost of merchandise sold increased to $1.7 million (67% of merchandise sales) in the 1997 period from $457,000 (68% of merchandise sales) in the comparable 1996 period. The overall increase in the cost of merchandise sold of $1.2 million (267%) was primarily due to the higher level of merchandise sales.

Selling, general and administrative expenses for the three months ended March 31, 1997, amounted to $1.1 million (12% of total revenue) as compared to $643,000 (19% of total revenue) in the 1996 period, primarily due to expenses associated with opening additional golf centers.

Interest expense increased to $191,000 for the three months ended March 31, 1997 from $100,000 in the comparable 1996 period. Other income, primarily interest income, increased to $466,000 as compared to $197,000 in the 1996 period. The increase in interest expense was primarily due to the increase in debt at March 31, 1997.

The Company had income before taxes for the three months ended March 31, 1997 of $907,000 as compared to $107,000 in the comparable 1996 period. Net income for the three months ended March 31, 1997 amounted to $562,000 as compared to $69,000 for the comparable 1996 period.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had working capital of $25.4 million compared to $36.7 million at December 31, 1996. The decrease is primarily due to the acquisitions and renovation of golf facilities during the three months ended March 31, 1997.

The cash requirements of funding the Company's expansion have historically exceeded cash flow from operations. Accordingly, the Company has satisfied its capital needs primarily through debt and equity financing.

The Company's outstanding indebtedness as of March 31, 1997 of $17.0 million bears interest at fixed and variable rates currently ranging from 5.25% to 10.5%.

As of March 31, 1997, the Company had $5 million outstanding under a line of credit with Chase Manhattan Bank ("Chase"). Amounts outstanding under the credit line bear interest at prime plus 1.5%.

In March 1997, the Company executed a commitment letter with Chase to convert such line of credit into a $20 million secured two-year revolving credit loan convertible into a four-year term loan. The credit facilities contemplated by the commitment letter are subject to execution of definitive credit agreements.

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


SEASONALITY

Historically, the second and third quarters accounted for a greater portion of the Company's operating income than have first and fourth quarters of the year. This is primarily due to an outdoor playing season limited by inclement weather. Although most of the Company's facilities are designed to be all-weather, portions of such facilities, such as miniature golf courses which are outdoors, tend to be vulnerable to weather conditions. One of the Company's golf centers and one golf course are closed during a portion of the winter. Also, golfers are less inclined to practice when weather conditions limit their ability to play golf on outdoor courses. The Company believes that the Company's recent expansion into areas (Arizona, California, Georgia, Virginia, Florida, North Carolina and South Carolina) where inclement weather may have, to some extent, less of an impact on the outdoor playing season than in the Northeast, may mitigate this seasonal pattern somewhat. Nonetheless, this seasonal pattern, as well as the timing of new center openings, may cause the Company's results of operations to vary significantly from quarter to quarter. Accordingly, period-to-period comparisons are not necessarily meaningful and should not be relied on as indicative of future results.


INFLATION

There was no significant impact on the Company's operations as a result of inflation during the three months ended March 31, 1997.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           NONE

ITEM 5.  OTHER INFORMATION                                             NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS
                  EXHIBIT 27                        FINANCIAL DATA SCHEDULE

SIGNATURE


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Dated:   May 15, 1997
         Melville, NY


                                               FAMILY GOLF CENTERS, INC.
                                                     (Registrant)




                                              By: /s/ Krishnan P. Thampi
                                                 ------------------------------
                                                   KRISHNAN P. THAMPI
                                                   Executive Vice President,
                                                   Chief Financial Officer,
                                                   Chief Operating Officer,
                                                   and Treasurer