Form 10-Q
period 1997-06-30
FAMILY GOLF CENTERS INC
filed 1997-08-14
CIK 929941

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
  [X]    EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  [ ]    EXCHANGE ACT OF 1934

For the transition period from         to

                        Commission File Number: 0-25098

                          Family Golf Centers, Inc.
------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

         Delaware                                        11-3223246
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)
                              225 Broadhollow Road
                            Melville, New York 11747
------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (516) 694-1666
------------------------------------------------------------------------------
                        (Registrant's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                Outstanding as of  August 12, 1997
---------------------------------------      ----------------------------------
Common Stock, par value $.01 per share                   12,633,709

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

The results of operations of the Company for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                            June 30,                 December 31,
                               ASSETS                                         1997                       1996
                               ======                                         ----                       ----
                                                                          (UNAUDITED)

Current Assets:
  Cash and cash equivalents                                                    $4,538,000                $  4,556,000
  Short-term investments                                                        4,668,000                  33,838,000
  Inventories                                                                  10,676,000                   6,258,000
  Prepaid expenses and other current assets                                     4,221,000                   3,642,000
  Prepaid income taxes                                                          1,704,000                     600,000
                                                                             ------------                ------------
          Total current assets                                                 25,807,000                  48,894,000

Property, plant and equipment (net of accumulated
  depreciation)                                                               134,876,000                 103,889,000
Loan acquisition costs (net of accumulated amortization)                          267,000                     185,000
Other assets                                                                    6,353,000                   2,646,000
Excess of cost over fair value of assets acquired                               3,579,000                   2,679,000
(net of accumulated amortization)
                                                                             ------------                ------------

          TOTAL                                                              $170,882,000                $158,293,000
                                                                             ============                ============

                             LIABILITIES
                             ===========
Current liabilities:
  Accounts payable, accrued expenses and other current liabilities             $8,701,000                  $3,659,000
  Short-term loan payable - bank                                                                            5,000,000
  Current portion of long-term obligations                                      3,785,000                   3,560,000
                                                                            ------------                ------------
          Total current liabilities                                            12,486,000                  12,219,000

Long-term obligations (less current portion)                                   13,097,000                   8,496,000
Deferred rent                                                                     323,000                     233,000
Deferred tax liability                                                            254,000                     254,000
Other liabilities                                                                 401,000                     147,000
                                                                             ------------                ------------


         Total liabilities                                                     26,561,000                  21,349,000
                                                                             ------------                ------------

Commitments, contingencies and other matters

STOCKHOLDERS' EQUITY

Preferred stock - authorized 1,000,000 shares, none outstanding
Common stock - authorized 50,000,000 shares, $.01 par value;
  12,019,000 and 11,850,000 shares outstanding at June 30, 1997
  and December 31, 1996, respectively                                             120,000                    118,000
Additional paid-in capital                                                    133,452,000                130,707,000
Retained earnings                                                              10,796,000                  6,166,000
Treasury shares                                                                  (47,000)                    (47,000)
                                                                             ------------                ------------

         Total stockholders' equity                                           144,321,000                136,944,000
                                                                             ------------                ------------

          TOTAL                                                              $170,882,000               $158,293,000
                                                                             ============               ============



The accompanying notes to financial statements are an integral part hereof.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                        SIX MONTHS ENDED                         THREE MONTHS ENDED
                                                             JUNE 30,                                  JUNE 30,
                                               ------------------------------------    -----------------------------------
                                                       1997                 1996                1997                1996
                                                 ---------------     ----------------     ----------------    --------------

Operating revenues                                     $19,079,000           $7,702,000         $12,557,000          $5,011,000
Merchandise sales                                        7,478,000            2,512,000           4,985,000           1,841,000
                                                   ---------------        -------------     ---------------     ---------------
     Total revenue                                      26,557,000           10,214,000          17,542,000           6,852,000
Operating expenses                                      12,250,000            4,659,000           6,632,000           2,407,000
Cost of merchandise sold                                 4,904,000            1,653,000           3,225,000           1,196,000
Selling, general and
 administrative expenses                                 2,310,000            1,488,000           1,224,000             845,000
                                                    --------------         ------------       -------------       -------------
Income from operations                                   7,093,000            2,414,000           6,461,000           2,404,000
Interest expense                                         (386,000)            (137,000)           (195,000)            (37,000)
Other income                                               760,000              290,000             294,000              93,000
                                                     -------------        -------------       -------------       -------------
Income before income taxes                               7,467,000            2,567,000           6,560,000           2,460,000
Income tax expense                                       2,837,000              924,000           2,492,000             886,000
                                                     -------------        -------------        ------------       -------------
Net income                                              $4,630,000           $1,643,000          $4,068,000          $1,574,000
                                                          ========            =========           =========           =========


Net income per share                                         $0.38                $0.19               $0.34               $0.18

Weighted average shares outstanding                     12,102,000            8,825,000          12,111,000           8,931,000




 The accompany notes to financial statements are an integral part hereof.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)


                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                   ------------------------------------------
                                                                         1997                   1996
                                                                   -----------------    ---------------------
Cash flows from operating activities:
 Net income                                                               $4,630,000              $1,643,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                           2,144,000                 589,000
   (Increase) in inventories                                             (4,418,000)              (2,134,000)
   (Increase) in prepaid expenses and other current assets                 (579,000)                (507,000)
   (Increase) in prepaid income taxes                                    (1,104,000)
   Decrease in deferred tax asset                                                                      10,000
   (Increase) in other assets                                            (3,707,000)             (1,973,,000)
   Increase in accounts payable and accrued expenses                       4,867,000               1,131,000
   (Decrease) in income taxes payable                                                                (78,000)
   Increase in deferred rent                                                  90,000                  42,000
   Increase (Decrease) in other liabilities                                  254,000                 (79,000)
                                                                        ------------             ------------
       Net cash provided by (used in) operating activities                2,177,000               (1,356,000)
                                                                        ------------             ------------

Cash flows from investing activities:
 Acquisitions of property and equipment                                 (30,387,000)             (14,363,000)
Acquisitions of goodwill                                                   (977,000)                 (50,000)
Net proceeds from sale of short-term investments                          29,170,000
                                                                        ------------             ------------
        Net cash (used in)investing activities                            (2,194,000)             (14,413,000)
                                                                        ------------             ------------
Cash flows from financing activities:
   (Increase) Decrease in loan acquisition costs                            (82,000)                  14,000
   Repayment of bank loans                                                 (174,000)              (1,160,000)
   Proceeds from the exercise of options and warrants                        255,000               1,008,000
                                                                        ------------             ------------
       Net cash provided by financing activities                             (1,000)                (138,000)
                                                                        ------------             ------------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (18,000)             (15,907,000)
Cash and cash equivalents - beginning of period                            4,556,000              23,121,000
                                                                        ------------             ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                 $4,538,000              $7,214,000
                                                                          ==========               ==========
Supplemental and noncash disclosures:
   Acquisition of property in exchange for common stock                   $2,492,000              $2,841,000
   Acquisition of property subject to mortgage and notes                     305,000              10,003,000
   Issuance of compensatory warrants                                                                 359,000
   Property additions accrued but not paid                                   130,000               1,826,000
   Interest paid                                                             605,000                 355,000
   Taxes paid                                                              1,381,000               1,056,000


 The accompanying notes to financial statements are an integral part hereof.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

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

         The Company has recently acquired a family sports supercenter and intends to acquire or open additional supercenters in the near future. The supercenters include golf facilities and other family oriented recreational facilities.

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

(NOTE D) ACQUISITIONS:

         The Company acquired six golf facilities during the first quarter of 1997; a leasehold interest in a 17-acre property on which there is a golf recreational facility in Palm Desert, California ("Palm Desert"), a leasehold interest in a 20-acre property on which there is an existing golf recreational facility in Raleigh, North Carolina ("Raleigh"), a leasehold interest in a 14-acre property on which there is an existing golf recreational facility in Darlington, New Jersey ("Darlington"), a leasehold interest in a 20-acre property on which there is an existing golf recreational facility in Randalls Island, New York ("Randalls Island"), a leasehold interest in a 150-acre property on which there is an existing 18-hole golf course and golf recreational facility in Olney, Maryland ("Trotters Glen") and a leasehold interest in a 70-acre property on which there is an existing golf recreational facility in Rio Salado, Arizona ("Rio Salado").

         The Company acquired six golf facilities during the second quarter of 1997; a leasehold interest in a 29-acre property on which there is an existing golf recreational facility in Arlington, Texas ("Arlington"), a leasehold interest in a 15-acre property on which there is an existing golf recreational facility in San Bruno, California ("San Bruno"), a 12-acre property on which there is an existing golf recreational facility in Philadelphia, Pennsylvania ("Southampton"), a leasehold interest in a 16-acre property on which there is an existing golf recreational facility in Milpitas, California ("Milpitas"), a 19-acre property on which there is an existing golf recreational facility in Carver, Massachusetts

         ("Carver") and a 25-acre property on which there is an existing golf recreational facility in Palm Royale, California ("Palm Royale").

         Had the acquisitions of Raleigh, Darlington, Randalls Island, Arlington, San Bruno, Southampton, Milpitas, Carver and Plam Royale been made on January 1, 1997, (unaudited) pro forma sales, earnings and earnings per share would have been $27.9 million, $4.6 million and $0.38 respectivly for the six months ended June 30, 1997. The operations of Palm Desert, Trotters Glen and Rio Salado were not material to the operations of the Company.

         Had the acquisition in 1997 and 1996 been made on January 1, 1996 the pro forma sales, earnings and earnings per share would have been $38.7 million, $4.4 million and $0.41 respectively for the year ended December 31, 1997. The operations of Mesa, Plam Desert, Trotters Glen and Rio Salado were not material to the operations of the Company.

         In addition, the Company was awarded contracts to construct and operate golf facilities in Norwalk, California ("Cerritos"), Bronx, New York ("Bronx") and Brooklyn, New York ("Brooklyn").

(NOTE E) SUBSEQUENT EVENTS

         On July 25, 1997, the Company acquired Leisure Complexes, Inc., a
         New York corporation ("LCI"). LCI owns and operates a new 170,000 square-foot family entertainment complex, in Lake Grove, New York, which includes, among other things, an ice hockey rink, bowling lanes, a virtual reality batting cage, an I-werks Motion Master Theatre, a variety of indoor amusements, restaurants and a conference center. LCI also owns and operates seven bowling centers throughout Long Island, New York.

         Pursuant to the Agreement and Plan of Merger (the "LCI Merger Agreement"), dated as of July 25, 1997, among the Company, Lake Grove Family Golf Centers, Inc., a New York corporation and a wholly-owned subsidiary of the Company ("Merger Sub"), and LCI, LCI merged with and into Merger Sub, whereupon the separate corporation existence of LCI ceased and Merger Sub continued as the surviving corporation. The merger consideration consisted of (i) an aggregate of 509,090 shares of the common stock, $.01 par value per share, of the Company (the "Common Stock") (40,000 shares of which have been placed in escrow for one year to satisfy indemnification claims of the Company, if any, under the Merger Agreement), and (ii) warrants to purchase an aggregate of 55,537 of the Company's Common Stock at an exercise price of $27.50 per share. Immediately prior to the merger, Merger Sub funded the redemption of LCI's outstanding Convertible Redeemable Preferred Stock in the amount of approximately $2 million. The Merger Sub also assumed approximately $30 million of LCI's existing indebtedness. Approximately $2 million of such assumed debt was satisfied at closing and $27 million of such assumed debt was refinanced with the Bank.

         The principal sum of approximately $27 million shall be paid in monthly installments through August 2002 and bears interest at a rate based on (i) the greater of the Bank's prime rate or the federal funds rate plus .5% per annum (the "Base Rate") plus .25% per annum or (ii) the LIBO rate (the "LIBO Rate"), plus between 1% and 2% per annum (depending on the Company's ratio of Consolidated Funded Debt to Consolidated EBITDA (as such terms are defined in the Agreement)). During the term of the loan, the interest rate will be increased by .5% per annum in the case of Base Rate loans and .25% per annum in the case of LIBO Rates loans. This indebtedness is secured by a mortgage lien upon the eight parcels of property described in the Agreement.

         The Company also entered into a long term lease with LCI's affiliate, Three Grove Partners, a New York limited partnership ("Three Grove"), to lease the property on which there is an 18-hole executive golf course, driving range and related facilities previously operated as "The Ponds at Lake Grove Golf Center." The Company also acquired certain assets from Three Grove. The acquired assets included (i) certain leasehold improvements on the leased property, and (ii) certain equipment, fixtures, personal property and contracts used in connection with the operation of the golf center (the "Lake Grove Assets").

         Pursuant to the Purchase Agreement, dated as of July 25, 1997, between the Company and Three Grove, the Company purchased the Lake Grove Assets for $2,000,000 in cash ($100,000 of which was placed in escrow for one year to satisfy indemnification claims of the Company, if any, under the Purchase Agreement). The source of funds for the acquisition was derived from the Company's working capital and the Company borrowed $2.4 million under its Credit Facility with The Chase Manhattan Bank.

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

GENERAL

The Company operates golf centers designed to appeal to the entire family which offer golf lessons and a wide variety of practice opportunities, including facilities for practicing, driving, pitching, putting, chipping and sand play. Most golf centers are designed around an enclosed heated driving range which permits year-round use and include a coaching studio and a 4,000 - 6,000 square foot clubhouse, including a full-line pro shop. In addition, most golf centers have a miniature golf course, a cafe or snack bar and electronic video games. Some of the centers include par-3 or executive golf courses which are designed to facilitate the practice of golf. The golf courses include 18-hole and 27-hole championship courses, pro shops, driving ranges, restaurants and one has complete banquet facilities.

As of June 30, 1997, the Company owns, leases or manages 48 golf facilities (comprised of 37 golf centers and 11 combination golf center and golf course facilities located in 18 states). Of the golf centers, seven are currently operated under the name "Golden Bear Golf Centers", licensed from Jack Nicklaus' licensing company, Golden Bear Golf Centers, Inc.

RESULTS OF OPERATIONS

The following table sets forth selected operations data of the Company expressed as a percentage of total revenue (except for operating expenses which is expressed as a percentage of operating revenue and cost of merchandise sold which is expressed as a percentage of merchandise sales) for the periods indicated below:


                         SIX MONTHS ENDED JUNE 30   THREE MONTHS ENDED JUNE 30
                         ------------------------   --------------------------
                              1997        1996            1997        1996
                              ----        ----            ----        ----

Operating revenues            71.8%       75.4%           71.6%       73.1%
Merchandise sales             28.2        24.6            28.4        26.9
Total revenue                100.0       100.0           100.0       100.0

Operating expenses            64.2        60.5            52.8        48.0
Cost of merchandise sold      65.6        65.8            64.7        65.0
Selling, general and
  admin. expenses              8.7        14.6             7.0        12.3
Income from operations        26.7        23.6            36.8        35.1
Interest expense               1.5         1.3             1.1         0.5
Other income                   2.9         2.8             1.7         1.4

Income before income taxes    28.1        25.1            37.4        35.9
Income tax expense            10.7         9.0            14.2        12.9
Net income                    17.4        16.1            23.2        23.0






SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Results for the six months ended June 30, 1997 reflect the operations of 35 centers for the full period, one golf center for five months, five golf centers for four months, four golf centers for approximately three months and three golf centers for one month or less. Results for the six months ended June 30, 1996 reflect the operations of nine golf centers for the full period, operations of three golf centers for approximately five months, operations of one golf center for approximately four months, operations of two golf centers for about three months, operations of three golf centers for two months and of six golf centers for one month or less. As a result of the change in the number of golf centers open from period to period, the comparison between the 1997 and 1996 periods may not necessarily be meaningful.

Total revenue for the six months ended June 30, 1997 was $26.5 million as compared to $10.2 million for the same period in 1996, an increase of $16.3 million (160%). The overall increase in revenue was attributable to having additional golf centers in operation during the 1997 period. Total revenue for the nine golf centers operating for the full six months ended June 30, 1997 and 1996 increased 29% to $8.8 million in the 1997 period from $6.8 million in the 1996 period. The increase in revenues for these nine golf centers was primarily due to better winter weather conditions in the Northeast and Southeast regions and stronger merchandise and golf instruction sales.

Operating revenues, consisting of all sales except merchandise sales, amounted to $19.1 million for the six months ended June 30, 1997, as compared to $7.7 million for the comparable 1996 period, an increase of $11.4 million (148%).
The increase in operating revenues was primarily attributable to having additional golf centers in operation during the 1997 period. Total operating revenue for the nine golf centers operating for the full six months ended
June 30, 1997 and 1996 increased 8% to $5.4 million in the 1997 period from $5.0 million in the 1996 period.

Merchandise sales, consisting of golf clubs, balls, bags, gloves, videos, apparel and related accessories, amounted to $7.5 million for the six months ended June 30, 1997 as compared to $2.5 million for the comparable 1996 period, an increase of $5.0 million (198%). The increase in merchandise sales was primarily due to the contribution of new locations. Total merchandise sales for the nine golf centers operating for the full six months ended June 30, 1997 and 1996 increased 87% to $3.4 million in the 1997 period from $1.8 million in the 1996 period, due to the increased emphasis placed by the Company on improving pro shop sales.

Operating expenses, consisting of operating wages and employee costs, land rent, depreciation of golf driving range facilities and equipment, utilities and all facility operating costs, increased to $12.3 million (64% of operating revenue) in the 1997 period from $4.7 million (61% of operating revenue) in the 1996 period, an increase of $7.6 million (163%). The increase in operating expenses was primarily due to the opening and operating costs of locations that were not operated by the Company during the 1996 period.

The cost of merchandise sold increased to $4.9 million (66% of merchandise sales) in the 1997 period from $1.7 million (66% of merchandise sales) in the comparable 1996 period. The overall increase in the cost of merchandise sold of $3.2 million (197%) was primarily due to the higher level of merchandise sales.

Selling, general and administrative expenses for the six months ended June 30, 1997 amounted to $2.3 million (9% of total revenue) compared to $1.5 million
(15% of total revenue) in the comparable 1996 period, an increase of $800,000
(53%), primarily due to the expenses associated with opening and operating additional golf centers. Selling, general and administrative expenses declined to 9% of total revenue in 1997 from 15% in 1996 primarily due to the substantial increase in revenues and relatively low corresponding incremental increase in certain selling, general and administrative costs.




Interest expense increased to $386,000 for the six months ended June 30, 1997 from $137,000 in the comparable 1996 period. Other income, primarily interest income, increased to $760,000 in the 1997 period from $290,000 in the 1996 period. The increase in interest expense was primarily due to the increase in debt at June 30, 1997.

The Company had income before income taxes for the six months ended June 30, 1997 of $7.5 million as compared to income of $2.6 million in the comparable
1996 period. Net income for the six months ended June 30, 1997 amounted to $4.6 million as compared to $1.6 million for the comparable 1996 period.


THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Results for the three months ended June 30, 1997 reflect the operations of 45 golf centers for the full period and three golf centers for one month or less.
Results for the period ended June 30, 1996 reflects the operations of fourteen golf centers for the full period and operations of six golf centers for one month or less. As a result of the change in the number of golf centers open from period to period, the comparison between the 1997 and 1996 periods may not necessarily be meaningful.

Total revenue for the three months ended June 30, 1997 was $17.5 million as compared to $6.9 million for the same period in 1996, an increase of $10.6 million (156%). The overall increase in revenue was primarily attributable to having additional golf centers in operation during the 1997 period. Total revenue for the 14 golf centers operating for the full three months ended June
30, 1997 and 1996 increased 33% to $7.7 million in the 1997 period from $5.8 million in the 1996 period. The increase in revenues for these 14 golf centers was primarily due to stronger merchandise and golf instruction sales.

Operating revenues, consisting of all sales except merchandise sales, amounted to $12.5 million for the three months ended June 30, 1997, as compared to $5.0 million for the comparable 1996 period, an increase of $7.5 million (151%). The increase in operating revenues was primarily attributable to having additional golf centers in operation during the 1997 period. Total operating revenue for the 14 golf centers operating for the full three months ended June 30, 1997 and 1996 increased 12% to $4.7 million in the 1997 period from $4.2 million in the 1996 period.

Merchandise sales, consisting of golf clubs, balls, bags, gloves, videos, apparel and related accessories, amounted to $4.9 million for the three months ended June 30, 1997 as compared to $1.8 million for the comparable 1996 period, an increase of $3.1 million (171%). The increase in merchandise sales was primarily due to the contribution of new locations. Total merchandise sales for the 14 golf centers operating for the full three months ended June 30, 1997 and 1996 increased 87% to $3.0 million in the 1997 period from $1.6 million in the 1996 period.

Operating expenses, consisting of operating wages and employee costs, land rent, depreciation of golf driving range facilities and equipment, utilities and all other facility operating costs, increased to $6.6 million (53% of operating revenue) in the 1997 period from $2.4 million (48% of operating revenue) in the 1996 period, an increase of $4.2 million (175%). The increase in operating expenses was primarily due to the operating costs of locations that were not operated by the Company during the 1996 period.

The cost of merchandise sold increased to $3.2 million (65% of merchandise sales) in the 1997 period from $1.2 million (65% of merchandise sales) in the comparable 1996 period. The overall increase in this cost of $2.0 million
(170%) was primarily due to the higher level of merchandise sales.








Selling, general and administrative expenses for the three months ended June
30, 1997 amounted to $1.2 million (7% of total revenue) compared to $845,000
(12% of total revenue) in the comparable 1996 period primarily due to expenses associated with opening and operating additional golf centers. Selling, general and administrative expenses declined to 7% of total revenue in 1997 from 12% in 1996 primarily due to the substantial increase in revenues and relatively low corresponding incremental increase in certain selling, general and administrative costs.

Interest expense increased to $195,000 for the three months ended June 30, 1997 from $37,000 in the comparable 1996 period. Other income, primarily interest income, increased to $294,000 in the 1997 period as compared to $93,000 in the 1996 period. The decrease in interest expense and the increase in interest income, was attributable to the receipt and use of proceeds from the public offering completed in July 1996.

The Company had income before income taxes for the three months ended June 30, 1997 of $6.6 million as compared to income of $2.5 million in the comparable
1996 period. Net income for the three months ended June 30, 1997 amounted to $4.1 million as compared to $1.6 million for the comparable 1996 period.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had working capital of $13.3 million compared to $36.7 million at December 31, 1996. The decrease was principally due to the acquisition and renovation of golf facilities during the six months ended June
30, 1997.

The cash requirements of funding the Company's expansion have historically exceeded cash flow from operations. Accordingly, the Company has satisfied its capital needs primarily through debt and equity financing.

The Company's outstanding indebtedness as of June 30, 1997 of $16.9 million bears interest at fixed and variable rates currently ranging from 5.25% to 10.5%. On June 30, 1997, the Company entered into a Credit Agreement (the
"Agreement") with The Chase Manhattan Bank (the "Bank") providing for a two-year $20 million revolving credit facility converting to a four-year term loan at the end of two years. After conversion to the term loan, the loan is to be paid off in 16 substantially equal quarterly installments. The Company's obligations under the Agreement are secured by the pledge of the stock of most of the Company's subsidiaries and such subsidiaries have also guaranteed such obligations. At the time of each loan under the revolving credit facility, the Company may choose between an interest rate based on (i) the greater of the Bank's prime rate or the federal funds rate plus .5% per annum (the "Base
Rate") plus .25% per annum or (ii) the LIBO rate (the "LIBO Rate"), plus between 1% and 2% per annum (depending on the Company's ratio of Consolidated
Funded Debt to Consolidated EBITDA (as such terms are defined in the Agreement)). During the term loan, the interest rate will be increased by .5% per annum in the case of Base Rate loans and .25% per annum in the case of LIBO
Rate loans. As of June 30, 1997, the Company had $5 million outstanding under the Agreement.

On July 25, 1997, the Company acquired Leisure Complexes, Inc., a New York corporation ("LCI"). LCI owns and operates a new 170,000 square-foot family entertainment complex, in Lake Grove, New York, which includes, among other things, an ice hockey rink, bowling lanes, a virtual reality batting cage, an I-werks Motion Master Theatre, a variety of indoor amusements, restaurants and a conference center. LCI also owns and operates seven bowling centers throughout
Long Island, New York.

In connection with the acquisition of LCI the company assumed approximately
$30 million of LCI's existing indebtedness. Approximately $2 million of such debt was satisfied at closing and $27 million of such assumed debt was refinanced with the Bank. The principal sum shall be paid in monthly installments through August 2002 and bears interest at a rate based on (i) the greater of the Bank's prime rate of the federal funds plus .5% per annum (the "Base Rate") plus .25% per annum or (ii) the LIBO rate (the "LIBO
Rate"), plus between 1% and 2% per annum (depending on the Company's ratio of Consolidated Funded Debt to Consolidated EBITDA (as such terms are defined in the Agreement)). During the term of the loan, the interest rate will be increased by .5% per annum in the case of Base Rate loans and .25% per annum in the case of LIBO Rate loans. This indebtedness is secured by a mortgage lien upon the eight parcels of property described in the Agreement.

The Company also entered into a long term lease with LCI's affiliate, Three
Grove partners, a New York limited partnership ("Three Grove") to lease the property on which there is an 18-hole executive golf course, driving range and related facilities previously operated as "The Ponds at Lake Grove Golf


Center". The Company also acquired certain assets from Three Grove. The acquired assets included (i) certain leasehold improvements on the leased property, and (ii) certain equipment, fixtures, personal property and contracts used in connection with the operations of the golf center.

The Company anticipates making substantial additional expenditures in connection with the acquisition and operation of new golf facilities and capital improvements to existing facilities. Golf center opening expenditures primarily relate to projected golf center construction and opening costs, associated marketing activities and the addition of personnel. From time to time, the Company acquires, rather than leases, the land on which its golf centers are located, which entails additional expenditures. Based on the Company's experience with its existing golf centers, the Company believes that the cost of opening or acquiring a golf center generally will not exceed $3.5 million (exclusive of land costs). However, there can be no assurance that golf center opening or acquisition costs will not exceed $3.5 million. Golf center acquisition costs vary substantially depending on the location and status of the acquired property (i.e. whether significant improvements are necessary) and whether the Company acquires or leases the related land. Land acquisition costs vary substantially depending on a number of factors, including principally location. To the extent that the Company acquires any golf courses, the Company may be required to make capital improvements to these courses, depending again upon the location and status of the acquired property. The cost of golf course acquisition depends, to a large extent, upon the price of the land and may substantially exceed the anticipated cost of golf center acquisitions.


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

The Company also intends to open or acquire family sports supercenters which will include golf facilities such as driving ranges, miniature golf courses and short game practice areas and other family-oriented recreational facilities such as ice hockey rinks, batting cages, bowling lanes, video arcades and other amusements. On July 25, 1997, the Company acquired Leisure Complexes, Inc., a company which operates a new 170,000 square foot state-of-the-art family sports supercenter and an 18-hole executive golf course and driving range (see Note E).
The Company believes that as each supercenter matures, it will provide a return on investment comparable to that of the Company's golf centers. The Company believes that supercenters expand on the Company's concept of family-oriented recreation, add additional sources of revenue and attract a broader base of customer than golf centers. In addition, the majority of amenities found at supercenters will have the additional benefit of being counter-seasonal to the golf business. The additional revenue attributed to these supercenters will be partially offset by intial losses from acquisition, construction and other pre-opening costs and initial operating losses associated with the supercenters.

SEASONALITY

Historically, the second and third quarters accounted for a greater portion of the Company's operating income than have first and fourth quarters of the year.
This is primarily due to an outdoor playing season limited by inclement weather. Although most of the Company's facilities are designed to be all-weather, portions of such facilities, such as miniature golf courses which are outdoors, tend to be vulnerable to weather conditions. Also, golfers are less inclined to practice when weather conditions limit their ability to play golf on outdoor courses. The Company believes that the Company's recent expansion into areas (Arizona, California, Georgia, Virginia, Florida, North
Carolina, South Carolina and Texas) where inclement weather may have less of an impact on the outdoor playing season than in the Northeast may mitigate this seasonal pattern. Nonetheless, this seasonal pattern, as well as the timing of new center openings, may cause the Company's results of operations to vary significantly from quarter to quarter. Accordingly, period-to-period comparisons are not necessarily meaningful and should not be relied on as indicative of future results.


INFLATION

There was no significant impact on the Company's operations as a result of inflation during the six months ended June 30, 1997.






PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                          NONE

ITEM 2.  CHANGE IN SECURITIES                       NONE

ITEM 3.  DEFAULT UPON SENIOR SECURITIES             NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 24, 1997, the Company held its Annual Meeting of
         Stockholders. At such meeting Dominic Chang, Krishnan P. Thampi, James
         Ganley, Jimmy C.M. Hsu and Yupin Wang were elected to continue to serve as directors of the Company by a plurality of the votes cast in person or by proxy at the Meeting. In addition, the following matters were voted upon by the Stockholders: (i) there were 6,623,429 votes cast for, 2,165,020 votes cast against and 5,045 abstentions with respect to the adoption of the Company's 1997 Stock Incentive
         Plan; and (ii) there were 8,823,058 votes cast for 11,790 votes cast against and 10,642 abstentions with respect to the ratification of the appointment of Richard A. Eisner & Company, LLP, certified public accountants, as auditors of the Company for the fiscal year ending December 31, 1997.

ITEM 5.  OTHER INFORMATION                          NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS
              --------
                  EXHIBIT 27                        FINANCIAL DATA SCHEDULE


         (B)  REPORTS ON FORM 8-K                   NONE
              -------------------






SIGNATURE


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 14, 1997
        Melville, NY


                                                 FAMILY GOLF CENTERS, INC.
                                                        (Registrant)




                                                  By:/s/ Krishnan P. Thampi
                                                     -------------------------
                                                     KRISHNAN P. THAMPI
                                                     Executive Vice President,
                                                     Chief Financial Officer,
                                                     Chief Operating Officer,
                                                     and Treasurer

