Form 10-Q
period 1997-09-30
FAMILY GOLF CENTERS INC
filed 1997-11-14
CIK 929941

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

(Mark One)


        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
  X     EXCHANGE ACT OF 1934
------

For the quarterly period ended      September 30, 1997
                                    ------------------

                                       OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ____ EXCHANGE ACT OF 1934

For the transition period from __________to__________

                        Commission File Number: 0-25098
                                                -------

                           Family Golf Centers, Inc.
---------------------------------------------------------------------------
          (Exact name of Registrant as specified in its Charter)

      Delaware                                        11-3223246
---------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
Identification No.)
incorporation or organization)

                             225 Broadhollow Road
                            Melville, New York 11747
---------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (516) 694-1666
---------------------------------------------------------------------------
                        (Registrant's telephone number)


(Former Name, Former Address and Former Fiscal Year, if changed since last
Report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No
   ---  ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                               Outstanding as of  November 12, 1997
------------------------------            ------------------------------------
Common Stock, par value $.01 per share                   12,837,451

Transitional Small Business Disclosure Format (Check one):  Yes    No X .
                                                               ---   ---

ITEM 1.

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

The results of operations of the Company for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                               SEPTEMBER 30,   DECEMBER 31,
                    ASSETS                         1997           1996
                    ======                         ----           ----
                                                (UNAUDITED)
Current Assets:
  Cash and cash equivalents                    $  3,792,000     $4,556,000
  Short-term investments                                        33,838,000
  Inventories                                    11,125,000      6,258,000
  Prepaid expenses and other current assets       8,262,000      3,642,000
  Prepaid income taxes                                             600,000
                                               -------------   ------------
          Total current assets                   23,179,000     48,894,000

Property, plant and equipment (net of
accumulated depreciation)                       201,261,000    103,889,000
Loan acquisition costs (net of accumulated          502,000        185,000
amortization)
Other assets                                      5,157,000      2,646,000
Excess of cost over fair value of assets         16,472,000      2,679,000
acquired (net of accumulated amortization)
                                               -------------   ------------

          TOTAL                                $246,571,000    $158,293,000
                                               ============    ============

                 LIABILITIES

Current liabilities:
  Accounts payable, accrued expenses and        $11,088,000     $3,659,000
  other current liabilities
  Short-term loan payable - bank                                 5,000,000
  Current portion of long-term obligations        2,204,000      3,560,000
  Taxes payable                                   3,591,000
                                               -------------   ------------
          Total current liabilities              16,883,000     12,219,000

Long-term obligations (less current portion)     57,449,000      8,496,000
Deferred rent                                       583,000        233,000
Deferred tax liability                            5,854,000        254,000
Other liabilities                                    75,000        147,000
                                               -------------   ------------

         Total liabilities                       80,844,000     21,349,000
                                               -------------   ------------
Commitments, contingencies and other matters

STOCKHOLDERS' EQUITY

Preferred stock - authorized 1,000,000
shares, none outstanding
Common stock - authorized 50,000,000
  shares, $.01 par value; 12,831,000
  and 11,850,000 shares
  outstanding at September 30, 1997
  and December 31, 1996, respectively               128,000        118,000
Additional paid-in capital                      150,618,000    130,707,000
Retained earnings                                15,028,000      6,166,000
Treasury shares                                    (47,000)       (47,000)
                                               -------------   ------------

         Total stockholders' equity             165,727,000    136,944,000
                                               -------------   ------------

          TOTAL                                $246,571,000    $158,293,000
                                               ============    ============

 The accompanying notes to financial statements are an integral part hereof.

-----------------------------------------------------------------------------
                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                   NINE MONTHS ENDED       THREE MONTHS ENDED
                                     SEPTEMBER 30,            SEPTEMBER 30,
                               ------------------------ -----------------------
                                   1997        1996         1997        1996
                               ------------ ----------- -----------  ----------
Operating revenues             $36,231,000  $16,234,000 $17,152,000  $8,531,000
Merchandise sales               12,193,000    4,634,000   4,715,000   2,123,000
                               ------------ ----------- -----------  ----------
     Total revenue              48,424,000   20,868,000  21,867,000  10,654,000
Operating expenses              22,317,000    9,109,000  10,067,000   4,450,000
Cost of merchandise sold         7,999,000    3,043,000   3,095,000   1,390,000
Selling, general and
 administrative expenses         3,694,000    2,149,000   1,384,000     661,000
                               ------------ ----------- -----------  ----------
Income from operations          14,414,000    6,567,000   7,321,000   4,153,000
Interest expense                  (843,000)    (288,000)   (457,000)   (151,000)
Other income                       797,000    1,155,000      37,000     865,000
                               ------------ ----------- -----------  ----------
Income before income taxes      14,368,000    7,434,000   6,901,000   4,867,000
Income tax expense               5,506,000    2,676,000   2,669,000   1,752,000
                               ------------ ----------- -----------  ----------
Net income                      $8,862,000   $4,758,000  $4,232,000  $3,115,000
                               ===========  =========== ===========  ==========


Net income per share                 $0.72        $0.48       $0.34       $0.27

Weighted average shares         12,298,000    9,830,000  12,608,000  11,727,000
outstanding








   The accompany notes to financial statements are an integral part hereof.

------------------------------------------------------------------------------
                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                              ---------------------------
                                                                  1997            1996
                                                              ------------     ----------
Cash flows from operating activities:
 Net income                                                     $8,862,000     $4,758,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                 3,619,000      1,079,000
   (Increase) in inventories                                   (4,867,000)    (2,677,000)
   (Increase) in prepaid expenses and other current assets     (5,304,000)      (658,000)
   (Increase) Decrease in prepaid income taxes                     600,000
   Deferred tax (benefit) liability                              5,600,000         10,000
   (Increase) in other assets                                  (2,410,000)    (2,307,000)
   Increase in accounts payable and accrued expenses             3,435,000      7,379,000
   Increase in income taxes payable                              3,577,000        676,000
   Increase in deferred rent                                       350,000         30,000
   (Decrease) in other liabilities                                (72,000)       (99,000)
                                                              ------------    -----------
       Net cash provided by operating activities                13,390,000      8,191,000
                                                              ------------    -----------

Cash flows from investing activities:
Acquisitions of property and equipment                        (60,945,000)   (46,600,000)
(Increase) in security deposits                                  (101,000)       (57,000)
Acquisitions of goodwill                                       (3,027,000)    (1,261,000)
Net proceeds from sale of short-term investments                33,838,000
                                                              ------------    -----------
       Net cash (used in)investing activities                 (30,235,000)   (47,918,000)
                                                              ------------    -----------
Cash flows from financing activities:
   (Increase) Decrease in loan acquisition costs                 (354,000)         46,000
   Proceeds from bank loans                                     17,576,000     11,600,000
   Repayment of bank loans                                     (1,485,000)    (9,466,000)
   Proceeds from the exercise of options and warrants              344,000      1,034,000
   Proceeds from the issuance of common stock                                  74,264,000
                                                              ------------    -----------
       Net cash provided by financing activities                16,081,000     77,478,000
                                                              ------------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (764,000)     37,751,000
Cash and cash equivalents - beginning of period                  4,556,000     23,121,000
                                                              ------------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                       $3,792,000    $60,872,000
                                                              ============    ===========

Supplemental and noncash disclosures:
   Acquisition of property in exchange for common stock          6,639,000     $5,885,000
   Acquisition of goodwill in exchange for common stock         10,981,000
   Acquisition of property subject to mortgage and notes        28,463,000      5,893,000
   Repayment of notes with common stock                          1,957,000
   Issuance of compensatory warrants                                              359,000
   Property additions accrued but not paid                       4,008,000        966,000
   Interest paid                                                   980,000        631,000
   Taxes paid                                                    1,523,000      1,999,000



 The accompanying notes to financial statements are an integral part hereof.

------------------------------------------------------------------------------
                    FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30, 1997

(NOTE A) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      [1] THE COMPANY:

      The Company (as defined below), designs, constructs, operates, and manages family golf centers. The golf centers offer golf lessons and a wide variety of practice opportunities, including facilities for practicing, driving, pitching, putting, chipping and sand play. In addition, most centers have a full-time pro shop, a miniature golf course, a snack bar and electronic video games. The Company has recently acquired a family sports supercenter and intends to acquire or open additional supercenters in the future. The supercenters include golf facilities and other family oriented recreational facilities.

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

(NOTE D) ACQUISITIONS:

      The Company acquired six golf facilities during the first quarter of 1997; a leasehold interest in a 17-acre property on which there is a golf recreational facility in Palm Desert, California ("Palm Desert"), a leasehold interest in a 20-acre property on which there is an existing golf recreational facility in Raleigh, North Carolina ("Raleigh"), a leasehold interest in a 14-acre property on which there is an existing golf recreational facility in Darlington, New Jersey ("Darlington"), a concession license in a 20-acre property on which there is an existing golf recreational facility in Randalls Island, New York ("Randalls Island"), a leasehold interest in a 150-acre property on which there is an existing 18-hole golf course and golf recreational facility in Olney, Maryland ("Trotters Glen") and a leasehold interest in a 70-acre property on which there is an existing golf recreational facility in Rio Salado, Arizona ("Rio Salado").

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

      The Company also entered into a long term lease with LCI's affiliate, Three Grove Partners, a New York limited partnership ("Three Grove"), to lease the property on which there is an 18-hole executive golf course, driving range and related facilities previously operated as "The Ponds at Lake Grove Golf Center," ("The Ponds"). The Company also acquired certain assets from Three Grove. The acquired assets included (i) certain leasehold improvements on the leased property, and (ii) certain equipment, fixtures, personal property and contracts used in connection with the operation of the golf center (the "Lake Grove Assets").

      The Company acquired three golf facilities during the third quarter of 1997; a leasehold interest in a 37-acre property in Columbus, Ohio ("Whitehall") on which there is an existing golf recreational facility, a leasehold interest in an 18-acre property in Commack, New York ("Commack") on which there is an existing golf recreational facility, a leasehold interest in a 29-acre property in Greenville, South Carolina ("Greenville"), on which there is an existing 18-hole par-3 golf course and a golf recreational facility.

      In addition to golf facilities, the Company acquired the Golf Academy of Hilton Head, Inc. ("The Golf Academy"), a golf school located in Hilton Head, South Carolina and Long Island Skating Academy in Syosset, New York ("Ice Works"), an ice rink facility with two ice rinks.

      Had the acquisitions of Raleigh, Darlington, Randalls Island, Arlington, San Bruno, Southampton, Milpitas, Carver, Palm Royale, Whitehall, Commack, LCI and The Golf Academy been made on January 1, 1997, (unaudited) pro forma sales, earnings and earnings per share would have been $62.2 million, $8.9 million and $0.68 respectively for the nine months ended September 30, 1997. The operations of Palm Desert, Trotters Glen, Rio Salado, The Ponds, Greenville and Ice Works were not material to the operations of the Company.

      Had the acquisitions in 1997 and 1996 been made on January 1, 1996, (unaudited) pro forma sales, earnings and earnings per share would have been $55.6 million, $2.4 million and $0.21 respectively for the year ended December 31, 1996. The operations of Mesa, Palm Desert, Trotters Glen, Rio Salado, The Ponds, Greenville and Ice Works were not material to the operations of the Company.

      In addition, the Company was awarded contracts to construct and operate golf facilities in Norwalk, California ("Cerritos"), Bronx, New York ("Bronx"), Brooklyn, New York ("Brooklyn") and Broward, Florida ("Broward").

      SUBSEQUENT EVENTS

      On October 6, 1997, the Company entered into an agreement to sell, for $15.5 million in cash, six of the seven stand-alone bowling centers it acquired in connection with its acquisition of LCI. The Company intends to use a portion of the proceeds to pay down a portion of its bank debt.

      On October 16, 1997, the Company issued $100 million of convertible notes (the "Notes") in a private placement. The Notes bear interest at 5 3/4% per annum, payable semi-annually, and mature on October 15, 2004 unless earlier converted. The Notes will be convertible at the option of the holder into Common Stock of the Company at any time after 60 days following the latest date of original issuance and prior to maturity, unless previously redeemed or repurchased, at a conversion price of $37.250 per share, subject to adjustment under certain conditions. The Company may issue an additional $15 million of convertible notes if the over allotment is exercised.

------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------------------

The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the notes thereto appearing elsewhere in this Report. This Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements.

GENERAL

The Company is a leading consolidator and operator of golf centers in the United States. The Company's golf centers are designed to provide a wide variety of practice opportunities, including facilities for driving, chipping, putting, pitching and sand play. In addition, the Company's golf centers typically offer full-line pro shops, golf lessons instructed by PGA-certified golf professionals and other amenities such as miniature golf and snack bars to encourage family participation.

The Company's strategy is to continue to build upon its leadership position in the golf center industry and expand its concept of family-oriented sports entertainment through: (i) consolidation within the golf center industry, (ii) enhancement of facilities and customer service, (iii) leveraging centralized operations and (iv) developing complementary sports and family entertainment facilities.

The Company's facilities have opened at varying times over the past several years. As a result of changes in the number of centers open from period to period, the seasonality of operations, the timing of acquisitions, the completion of the Company's initial public offering in November 1994 (the "IPO"), the public offering in December 1995 (the "1995 Offering") and the public offering in July 1996 (the "1996 Offering") and the expansion of the Company's business to include ice rinks and Family Sports Supercenters, results of operations for any particular period may not be indicative of the results of operations in the future.

Most of the Company's revenues from its golf centers are derived from selling tokens for use in automated range-ball dispensing machines, pro shop merchandise sales, charging for rounds of miniature golf, golf lessons and management fees. The Company also derives revenues at its golf centers from food and beverage sales, video games and batting cages. The Company derives revenues at its golf courses from fees for golf club membership, rounds of golf and golf lessons, pro shop merchandise sales and from food and beverage sales at the clubhouse. The Company expects to derive revenues from its ice rinks by renting the rinks to hockey leagues and teams and figure skaters, charging admission to its skating facilities for public skating, providing lessons through USFSA-certified instructors, skate and equipment rentals and pro shop merchandise sales, as well as from food and beverage sales and video games. The Company expects to derive revenues from its Family Sports Supercenters (as hereinafter defined) from substantially the same sources as described above. The Company's existing Family Sports Supercenter acquired in connection with the acquisition of Leisure
Complexes, Inc., includes a golf center, a golf course and an ice rink, but also includes bowling lanes and a related pro shop, children's rides, video and virtual reality games and conference centers and related facilities.

As of September 30, 1997, the Company owns, leases or manages 51 golf facilities (comprised of 39 golf centers and 12 combination golf center and golf course facilities located in 18 states). Of the golf centers, seven are currently operated under the name "Golden Bear Golf Centers", licensed from Jack Nicklaus' licensing company, Golden Bear Golf Centers, Inc.

On July 25, 1997, the Company acquired Leisure Complexes, Inc., a New York corporation ("LCI"). LCI owns and operates a new 170,000 square-foot family entertainment complex, in Lake Grove, New York, which includes, among other things, an ice hockey rink, bowling lanes, a virtual reality batting cage, an I-werks Motion Master Theatre, a variety of indoor amusements, restaurants and a conference center. LCI also owns and operates seven bowling centers throughout Long Island, New York (six of which the Company has entered into an agreement to sell).

RESULTS OF OPERATIONS

The following table sets forth selected operations data of the Company expressed as a percentage of total revenue (except for operating expenses which is expressed as a percentage of operating revenue and cost of merchandise sold which is expressed as a percentage of merchandise sales) for the periods indicated below:

                        NINE MONTHS ENDED                    THREE MONTHS ENDED
                          SEPTEMBER 30                          SEPTEMBER 30
                  ------------------------------      -------------------------------
                        1997             1996             1997              1996
                        ----             ----             ----              ----

Operating revenues      74.8%            77.8%            78.4%             80.1%
Merchandise sales       25.2             22.2             21.6              19.9
Total revenue          100.0            100.0            100.0             100.0

Operating expenses      61.6             56.1             58.7              52.2
Cost of merchandise     65.6             65.7             65.6              65.5
sold
Selling, general and
  admin. expenses        7.6             10.3              6.3               6.2
Income from operations  29.8             31.5             33.5              39.0
Interest expense         1.7              1.4              2.1               1.4
Other income             1.6              5.5               .2               8.1

Income before income    29.7             35.6             31.6              45.7
taxes
Income tax expense      11.4             12.8             12.2              16.5
Net income              18.3             22.8             19.4              29.2

------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED
SEPTEMBER 30, 1996
------------------------------------------------------------------------------

Results for the nine months ended September 30, 1997 reflect the operations of 35 golf centers for the full period, operation of one golf center for approximately eight months, operations of five golf centers for seven months, four golf centers for six months, three golf centers for approximately four months and three golf centers for one month or less. Results for the nine months ended September 30, 1996 reflect the operations of nine golf centers for the full period, operations of three golf centers for approximately eight months, operations of one golf center for approximately seven months, operations of two golf centers for about six months, operations of three golf centers for five months, operations of six golf centers for four months, operations of two golf centers for three months, and operations of six golf centers for two months. The results also include the operations of LCI for approximately two months. As a result of the change in the number of golf centers open from period to period, the comparison between the 1997 and 1996 periods may not necessarily be meaningful.

Total revenue for the nine months ended September 30, 1997 was $48.4 million as compared to $20.9 million for the same period in 1996, an increase of $27.5 million (132.0%). The overall increase in revenue was attributable to having additional golf centers in operation during the 1997 period. Total revenue for the nine golf centers operating for the full nine months ended September 30, 1997 and 1996 increased 32.0% to $15.4 million in the 1997 period from $11.7 million in the 1996 period. The increase in revenues for these nine golf centers was primarily due to better winter weather conditions in the Northeast and Southeast regions and stronger merchandise and golf instruction sales.

Operating revenues, consisting of all sales except merchandise sales, amounted to $36.2 million for the nine months ended September 30, 1997, as compared to $16.2 million for the comparable 1996 period, an increase of $20.0 million (123.2%). The LCI Acquisition, consisting of a Family Sports Supercenter and the Bowling Division, contributed approximately $3 million to operating revenues in the 1997 period. The remaining increase in operating revenues was primarily attributable to having additional golf centers in operation during the 1997 period. Total operating revenue for the nine golf centers operating for the full nine months ended September 30, 1997 and 1996 increased 17.3% to $10.0 million in the 1997 period from $8.6 million in the 1996 period.

Merchandise sales, consisting of golf clubs, balls, bags, gloves, videos, apparel and related accessories, amounted to $12.2 million for the nine months ended September 30, 1997 as compared to $4.6 million for the comparable 1996 period, an increase of $7.6 million (163.1 %). The increase in merchandise sales was primarily due to the contribution of new locations. Total merchandise sales for the nine golf centers operating for the full nine months ended September 30, 1997 and 1996 increased 72.4% to $5.4 million in the 1997 period from $3.1 million in the 1996 period, due to the increased emphasis placed by the Company on improving pro shop sales.

Operating expenses, consisting of operating wages and employee costs, land rent, depreciation of golf driving range facilities and equipment, utilities and all facility operating costs, increased to $22.3 million (61.6% of operating revenue) in the 1997 period from $9.1 million (56.1% of operating revenue) in the 1996 period, an increase of $13.2 million (145.0%). The increase in operating expenses was primarily due to the operating costs of locations that were not operated by the Company during the 1996 period, and the increase as a percent of sales was due to the higher percentage of leased facilities as compared to owned facilities during the 1997 period.

The cost of merchandise sold increased to $8.0 million (65.6% of merchandise sales) in the 1997 period from $3.0 million (65.7% of merchandise sales) in the comparable 1996 period. The overall increase in the cost of merchandise sold of $5.0 million (162.9%) was primarily due to the higher level of merchandise sales.

Selling, general and administrative expenses for the nine months ended September 30, 1997 amounted to $3.7 million (7.6% of total revenue) compared to $2.1 million (10.3% of total revenue) in the comparable 1996 period, an increase of $1.6 million (71.9%), primarily due to the expenses associated with opening and operating additional golf centers. Selling, general and administrative expenses declined to 7.6% of total revenue in 1997 from 10.3% in 1996 primarily due to the substantial increase in revenues and relatively low corresponding incremental increase in certain selling, general and administrative costs.

Interest expense increased to $843,000 for the nine months ended September 30, 1997 from $ 288,000 in the comparable 1996 period. Other income, primarily interest income, decreased to $797,000 in the 1997 period from $1,155,000 in the 1996 period. The increase in interest expense was primarily due to the increase in debt outstanding in the period ended September 30, 1997. Interest expense will increase due to the sale of the Notes (as hereinafter defined) in October 1997.

The Company had income before income taxes for the nine months ended September 30, 1997 of $14.4 million as compared to income of $7.4 million in the comparable 1996 period. Net income for the nine months ended September 30, 1997 amounted to $8.9 million as compared to $4.8 million for the comparable 1996 period.


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Results for the three months ended September 30, 1997 reflect the operations of 48 golf centers for the full period and three golf centers for one month or less. Results for the period ended September 30, 1996 reflects the operations of twenty-four golf centers for the full period, operations of two golf centers for three months and operations of six golf centers for two months. The results for the three months ended September 30, 1997 also include the operations of LCI for approximately two months. As a result of the change in the number of golf centers open from period to period, the comparison between the 1997 and 1996 periods may not necessarily be meaningful.

Total revenue for the three months ended September 30, 1997 was $21.9 million as compared to $10.7 million for the same period in 1996, an increase of $11.2 million (105.2 %). The overall increase in revenue was primarily attributable to having additional golf centers in operation during the 1997 period. Total revenue for the 24 golf centers operating for the full three months ended September 30, 1997 and 1996 increased 41.2% to $10.2 million in the 1997 period from $7.2 million in the 1996 period. The increase in revenues for these 24 golf centers was primarily due to stronger merchandise and golf instruction sales.

Operating revenues, consisting of all sales except merchandise sales, amounted to $17.2 million for the three months ended September 30, 1997, as compared to $8.5 million for the comparable 1996 period, an increase of $8.7 million (101.1%). Operating revenues include approximately $3 million from the operations of LCI for the three months ended September 30, 1997.The remaining increase in operating revenues was primarily attributable to having additional golf centers in operation during the 1997 period. Total operating revenue for the 24 golf centers operating for the full three months ended September 30, 1997 and 1996 increased 29.8% to $6.9 million in the 1997 period from $5.3 million in the 1996 period.

Merchandise sales, consisting of golf clubs, balls, bags, gloves, videos, apparel and related accessories, amounted to $4.7 million for the three months ended September 30, 1997 as compared to $2.1 million for the comparable 1996 period, an increase of $2.6 million (122.1 %). The increase in merchandise sales was primarily due to the contribution of new locations. Total merchandise sales for the 24 golf centers operating for the full three months ended September 30, 1997 and 1996 increased 72.8 % to $3.3 million in the 1997 period from $1.9 million in the 1996 period.

Operating expenses, consisting of operating wages and employee costs, land rent, depreciation of golf driving range facilities and equipment, utilities and all other facility operating costs, increased to $10.1 million (58.7 % of operating revenue) in the 1997 period from $4.5 million (52.2% of operating revenue) in the 1996 period, an increase of $5.6 million (126.2%). The increase in operating expenses was primarily due to the operating costs of locations that were not operated by the Company during the 1996 period. The increase as a percentage of sales was due to a higher percentage of leased facilities as compared to owned facilities during the 1997 period and due to seasonal higher operating expenses as a percent of sales for LCI during the third quarter of 1997.

The cost of merchandise sold increased to $3.1 million (65.6% of merchandise sales) in the 1997 period from $1.4 million (65.5% of merchandise sales) in the comparable 1996 period. The overall increase in this cost of $1.7 million (122.7%) was primarily due to the higher level of merchandise sales.

Selling, general and administrative expenses for the three months ended September 30, 1997 amounted to $1.4 million (6.3% of total revenue) compared to $ 661,000 (6.2% of total revenue) in the comparable 1996 period primarily due to expenses associated with opening and operating additional golf centers.

Interest expense increased to $457,000 for the three months ended September 30, 1997 from $ 151,000 in the comparable 1996 period. Other income, primarily interest income, decreased to $37,000 in the 1997 period as compared to $865,000 in the 1996 period. The increase in interest expense was due to additional debt incurred in the 1997 period. The decrease in interest income was due to the utilization of the proceeds of the public offering in July 1996.

The Company had income before income taxes for the three months ended September 30, 1997 of $6.9 million as compared to income of $4.9 million in the comparable 1996 period. Net income for the three months ended September 30, 1997 amounted to $4.2 million as compared to $3.1 million for the comparable 1996 period.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had working capital of $6.3 million compared to $ 36.7 million at December 31, 1996. The decrease was principally due to the acquisition and renovation of golf facilities during the nine months ended September 30, 1997.

On October 16, 1997 the Company issued $100 million of convertible debt (the "Notes") in a private placement (the "Offering"). The Notes bear interest at 5 3/4% per annum, payable semi-annually and mature on October 15, 2004, unless earlier converted. The net proceeds for the Offering have been and will be used (i) to repay existing indebtedness of the Company of approximately $27.6 million, (ii) to fund certain capital expenditures and (iii) for general corporate purposes, including future acquisitions and working capital. The Notes will be convertible at the option of the holder into Common Stock of the Company at any time after 60 days following the latest date of original issuance and prior to maturity, unless previously redeemed or purchased, at a conversion price of $37.250 per share, subject to adjustment under certain conditions.

The cash requirements of funding the Company's expansion have historically exceeded cash flow from operations. Accordingly, the Company has satisfied its capital needs primarily through debt and equity financing.

The Company's outstanding indebtedness as of September 30, 1997 of $59.7 million bears interest at fixed and variable rates currently ranging from 5.25% to 10.5%. On June 30, 1997, the Company entered into a Credit Agreement (the "Agreement") with The Chase Manhattan Bank (the "Bank") providing for a two-year $20 million revolving credit facility converting to a four-year term loan at the end of two years (the "Credit Facility"). After conversion to the term loan, the loan is to be paid off in 16 substantially equal quarterly installments. The Company's obligations under the Agreement are secured by the pledge of the stock of most of the Company's subsidiaries and such subsidiaries have also guaranteed such obligations. At the time of each loan under the revolving credit facility, the Company may choose between an interest rate based on (i) the greater of the Bank's prime rate or the federal funds rate plus .5% per annum (the "Base Rate") plus .25% per annum or
(ii) the LIBO rate (the "LIBO Rate"), plus between 1% and 2% per annum (depending on the Company's ratio of Consolidated Funded Debt to Consolidated EBITDA (as such terms are defined in the Agreement) ). During the term loan, the interest rate will be increased by .5% per annum in the case of Base Rate loans and .25% per annum in the case of LIBO Rate loans. As of September 30, 1997, the Company had $19.3 million outstanding under the Agreement.

In connection with the Offering, the repayment of debt includes approximately $19.3 million of principal amount under the Credit Facility and approximately $8.3 million of other outstanding debt at September 30, 1997. Upon the application of the proceeds from the offering as described above, the Company has $20 million available under the Credit Facility.

In connection with the acquisition of LCI the Company assumed approximately
$30 million of LCI's existing indebtedness. Approximately $2 million of such debt was satisfied at closing and $27 million of such assumed debt was refinanced with the Bank ("the Term Debt"). The principal sum shall be paid in monthly installments through August 2002 and bears interest at a rate based on (i) the greater of the Bank's prime rate or the federal funds rate plus
 .5% per annum (the "Base Rate") plus .25% per annum or (ii) the LIBO rate
(the "LIBO Rate"), plus between 1% and 2% per annum (depending on the Company's ratio of Consolidated Funded Debt to Consolidated EBITDA (as such terms are defined in the Agreement) ). During the term of the loan, the interest rate will be increased by .5% per annum in the case of Base Rate loans and .25% per annum in the case of LIBO Rate loans. The indebtedness is secured by a mortgage lien upon the eight parcels of property described in the Agreement.

In October 1997 the Company has entered into an agreement to sell, for $15.5 million in cash, six of the seven stand-alone bowling centers it acquired in connection with its acquisition of LCI. The Company intends to use a portion of the proceeds to pay down a portion of the Term Debt.

   The Company anticipates making substantial additional expenditures in connection with the acquisition and operation of new facilities and capital improvements to existing facilities. Facility opening expenditures primarily relate to projected facility construction and opening costs, associated marketing activities and the addition of personnel. In many cases, the Company acquires, rather than leases, the land on which its facilities are located, which entails additional expenditures. Based on the Company's experience with its existing golf centers, the Company believes that the cost of opening or acquiring a golf center generally ranges from approximately $1.0 million to $4.0 million (exclusive of land costs). The Company also intends to acquire or construct additional ice rink facilities and Family Sports Supercenters which, on a per facility basis, are expected to cost more than the Company's golf centers. The Company believes that the cost of opening or acquiring ice rink facilities will range from approximately $2.0 million to $4.0 million. However, there can be no assurance that facility opening or acquisition costs will not exceed the amounts estimated above. Facility opening and acquisition costs vary substantially depending on the location and status of the acquired property (i.e., whether significant improvements are necessary) and whether the Company acquires or leases the related land. Land acquisition costs vary substantially depending on a number of factors, including principally location. To the extent that the Company acquires any golf courses, the Company may be required to make capital improvements to these courses, depending upon the location and status of the acquired property. The cost of facility acquisition depends, to a large extent, upon the price of the land and may substantially exceed the anticipated cost of facility acquisitions.


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

The Company also intends to open or acquire family sports supercenters which will include golf facilities such as driving ranges, miniature golf courses and short game practice areas and other family-oriented recreational facilities such as ice hockey rinks, batting cages, bowling lanes, video arcades and other amusements ("Family Sports Supercenters"). The Company believes that as each Family Sports Supercenter matures, it will provide a return on investment comparable to that of the Company's golf centers. The Company believes that Family Sports Supercenters expand on the Company's concept of family-oriented recreation, add additional sources of revenue and attract a broader base of customers than golf centers. In addition, the majority of amenities found at Family Sports Supercenters will have the additional benefit of being counter-seasonal to the golf business. The additional revenue attributed to these Family Sports Supercenters will be partially offset by initial losses from acquisition, construction and other pre-opening costs and initial operating losses associated with new supercenters.

   The Company has identified the ice rink industry as having a number of industry and operational dynamics similar to those of the golf center industry. The Company intends to apply the skills and resources it has used in the golf center industry to capitalize on such similarities by selectively constructing or acquiring, and enhancing, ice rinks over the next twelve months. In addition, the Company expects to selectively augment certain of its existing golf centers with sports and entertainment amenities including ice rinks, video and virtual reality games, children's rides, batting cages and other enter entertainment activities to create Family Sports Supercenters. The Company believes that the addition of these facilities expands on the Company's concept of family-oriented sports entertainment, improves utilization by adding additional sources of revenues, attracts a more diversified base of customers, increases visitation and per capita spending and has the added benefit of being counter-seasonal to the Company's core golf business. However, there can be no assurance that the Company will acquire ice rinks on acceptable terms.

SEASONALITY

   Historically, the second and third quarters have accounted for a greater portion of the Company's revenues than have the first and fourth quarters of the year. This is primarily due to an outdoor playing season limited by inclement weather. Although most of the Company's facilities are designed to be all-weather, portions of the facilities, such as miniature golf courses which are outdoors, tend to be vulnerable to weather conditions. One of the Company's golf centers and one golf course are closed during a portion of the winter. Also, golfers are less inclined to practice when weather conditions limit their ability to play golf on outdoor courses. Since August 1995, the Company has acquired golf centers in various locations (Arizona, California, Florida, Georgia, North Carolina, South Carolina, Texas, and Virginia) where inclement weather may not limit the outdoor playing season as much as such weather limits the outdoor playing season at the Company's golf facilities in Northern states. In addition, the ice rink facilities and the Family Sports Supercenters are expected to generate a substantial portion of their revenues in the first and fourth quarters of the year and accordingly, may partially offset seasonality. The timing of new facility acquisitions and openings may cause the Company's results of operations to vary significantly from quarter to quarter. Accordingly, period-to-period comparisons are not necessarily meaningful and should not be relied on as indicative of future results.


INFLATION

There was no significant impact on the Company's operations as a result of inflation during the nine months ended September 30, 1997.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                  NONE

ITEM 2.  CHANGE IN SECURITIES

      During the quarter ended September 30, 1997, the Company issued an aggregate of 692,090 shares of Common Stock and Warrants to purchase up to 55,537 shares of common stock at $27.50 per share as part of the consideration for four separate acquisitions, consisting of the acquisition of Leisure Complexes, Inc., the Commack golf center, the Crosswinds Golf Club and The Golf Academy of Hilton Head Island, Inc., from the owners or lessees of such properties or entities. Such shares were issued in the amounts, on the dates and for the securities or assets listed below: (i) July 25, 1997, 509,090 shares and warrants to purchase up to 55,537 shares at $27.50 per share, all of the outstanding securities of Leisure Complexes, Inc.; (ii) September 26, 1997, 75,000 shares, the Commack golf center located in Commack, New York; (iii) September 30, 1997, 71,000 shares, all of the outstanding securities of The Golf Academy of Hilton Head Island, Inc.; and (iv) September 30, 1997, 37,000 shares, the Crosswinds Golf Club located in Greenville, South Carolina. Such issuances were not registered under the Securities Act of 1933 (the "Act") in reliance on the exemption provided by Section 4(2) of the Act. None of such issuances involved any general solicitation and each of the recipients of the Common Stock has represented that such recipient understands that the Common Stock may not be sold or otherwise transferred absent registration under the Act or an exemption therefrom and each certificate representing shares of such Common Stock bears a legend to such effect.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES                           NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      NONE

ITEM 5.  OTHER INFORMATION                                        NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS
        EXHIBIT 27                                  FINANCIAL DATA SCHEDULE

(B)    REPORTS ON FORM 8-K                                        NONE

1. Current Report on Form 8-K, dated June 30, 1997 and filed July 16, 1997;
2. Current Report on Form 8-K, dated July 25, 1997 and filed August 11, 1997;
3. Current Report on Form 8-K/A, dated July 25, 1997 and filed August 15,
   1997;
4. Current Report on Form 8-K/A, dated July 25, 1997 and filed August 22,
   1997;
5. Current Report on Form 8-K, dated October 6, 1997 and filed October 7, 1997; and
6. Current Report on Form 8-K, dated October 16, 1997 and filed October 16,
   1997.

         7.        SIGNATURE


      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: ______________________, 1997
       Melville, NY


                                    FAMILY GOLF CENTERS, INC.
                                          (Registrant)




                                    By:_____________________________
                                          KRISHNAN P. THAMPI
                                          Executive Vice President,
                                          Chief Financial Officer,
                                          Chief Operating Officer,
                                          and Treasurer