Form 10-K
period 1997-12-31
FAMILY GOLF CENTERS INC
filed 1998-03-31
CIK 929941

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-K
                                   (MARK ONE)

  /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-25098
                            ------------------------

                           FAMILY GOLF CENTERS, INC.

                (Name of Registrant as specified in its Charter)

                  DELAWARE                             11-3223246
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Registrant's voting stock (based upon the closing sales price of such stock) held by nonaffiliates of the Registrant was $391,812,961 on March 26, 1998. (For purposes of this report, the number of shares of Common Stock of the Registrant held by non-affiliates was determined by aggregating the number of shares beneficially held by officers and directors of the Registrant and by others who, to the Registrant's knowledge, own 10% or more of the Common Stock, and subtracting such shares from the total number of shares outstanding).

    The Registrant had 12,997,846 shares of Common Stock outstanding as of March 26, 1998.

    Documents incorporated by reference: the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Registrant's 1998 Annual Meeting of Stockholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD LOOKING STATEMENTS.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Family Golf Centers, Inc. (together with its subsidiaries, unless the context requires otherwise, the "Company") is a leading consolidator and operator of golf centers in the United States. The Company's golf centers are designed to provide a wide variety of practice opportunities, including facilities for driving, chipping, putting, pitching and sand play. In addition, the Company's golf centers typically offer full-line pro shops, golf lessons instructed by PGA-certified golf professionals and other amenities such as miniature golf and snack bars to encourage family participation. The Company has a proven track record of successfully identifying, acquiring and integrating golf centers, having grown from one golf facility in 1992 to 60 as of December 31, 1997. As a result, the Company has increased revenues from $2.6 million in 1993 to $64.8 million for the twelve months ended December 31, 1997, and increased earnings per share from a loss of $0.23 in 1993 to a profit of $0.84 for the twelve months ended December 31, 1997.

    In July 1997, the Company acquired Leisure Complexes, Inc. ("LCI"), the operator of a family sports and entertainment supercenter, located in Lake Grove, New York, which includes a golf center, an 18-hole executive golf course, an ice rink and additional family amusements, such as video and virtual reality games, a Lasertag arena, children's rides, batting cages, an I-werks Motion Master Theatre, a 48-lane bowling center, restaurants and an 18,000 square foot conference center. LCI also owned and operated seven stand-alone bowling centers, six of which were subsequently sold by the Company. In addition, in September 1997, the Company acquired an ice rink facility which includes a National Hockey League regulation-size ice rink and an additional half rink. In December 1997, the Company acquired another indoor family sports and entertainment supercenter, located in Cincinnati, Ohio, which includes two National Hockey League regulation-size ice rinks, two soccer fields and additional family amusements.

BUSINESS STRATEGY

    The Company's strategy is to continue to build upon its leadership position in the golf center industry and expand its concept of family-oriented sports entertainment as follows:

    - CONSOLIDATION OF GOLF CENTERS. The Company will continue to consolidate the golf center industry by increasing the number of golf centers it owns, leases or manages by (i) identifying and acquiring well-located, under performing ranges that have the potential for improvement through better management and facility enhancements and (ii) building new centers in locations where suitable acquisition opportunities are not available. The Company's principal acquisition strategy is to target stand-alone ranges or golf centers in stable communities with favorable demographics, generally in close proximity to upscale urban and suburban areas, which generally contain the highest concentration of golfers. In determining which facilities may be suitable acquisition candidates, management conducts demographic and competitive analyses and considers such factors as ease of access, visibility from major thoroughfares and potential for improvement in revenues and operating cash flow through capital improvements.

    - FACILITY AND SERVICE ENHANCEMENT. The Company typically initiates a capital improvement plan after each acquisition to broaden the scope of services and products offered. Such improvements have historically increased revenues and improved operating performance at the golf centers. Improvements may include enclosing, heating or lighting play areas to lengthen the season and hours of operation, adding tiers of hitting tees, offering lessons from PGA-certified golf professionals and adding amenities, such as batting cages, miniature golf, restaurants, snack bars and video games, designed to appeal to the whole family, generate additional revenues and increase the frequency and duration of facility visitation. In addition, employees undergo a comprehensive training program emphasizing customer service. The Company believes that the quality of its facilities and its emphasis on customer service differentiates the Company from its competitors.

    - LEVERAGE CENTRALIZED OPERATIONS. All purchasing, accounting, insurance, cash management, finance and human resource functions are managed centrally at the Company's headquarters. Centralization improves facility performance by reducing expenses and administrative burdens, allowing management to focus on customer service and facility operations. In addition, each facility receives the benefits of the Company's purchasing power, enabling it to take advantage of quantity discounts on merchandise sold through its pro shops and equipment used at its facilities.

    - DEVELOPMENT OF COMPLEMENTARY SPORTS AND FAMILY ENTERTAINMENT FACILITIES. The Company has identified the ice rink industry as having a number of industry and operational dynamics similar to those of the golf center industry. The Company intends to apply the skills and resources it has used in the golf center industry to capitalize on such similarities by selectively constructing, or acquiring and enhancing, ice rinks over the next twelve months. In addition, the Company expects to selectively augment certain of its existing golf centers with sports and entertainment amenities including ice rinks, video and virtual reality games, children's rides, batting cages and other entertainment activities to create family sports supercenters (the "Family Sports Supercenters"). The Company believes that the addition of these facilities expands on the Company's concept of family-oriented sports entertainment, improves utilization by adding additional sources of revenues, attracts a more diversified base of customers, increases visitation and per capita spending and has the added benefit of being counter-seasonal to the Company's core golf business.

RECENT DEVELOPMENTS

    In January 1998, the Township of Woodbridge selected the Company's proposal to lease, construct and operate an ice arena with two ice rinks and a family entertainment center in Woodbridge, New Jersey. There can be no assurance, however, that a lease with the Township of Woodbridge will be executed.

    In February 1998, the Company acquired: (i) MetroGolf Incorporated ("Metro"), the operator of eight golf facilities, through the successful completion of a tender offer and subsequent merger of Family Golf Acquisition, Inc., a wholly-owned subsidiary of the Company, with and into Metro; (ii) Blue Eagle Golf Centers, Inc. ("Blue Eagle") the operator of three golf facilities;
(iii) an ice rink facility in Raleigh, North Carolina; and (iv) a golf facility in Holbrook, Massachusetts. In March 1998, the Company signed a long-term lease to construct and operate two National Hockey League regulation-size ice rinks and a family entertainment center in a shopping mall in New Rochelle, New York. The Company expects to commence operating this facility by the end of 1999.

    In March 1998, the Company entered into a loan agreement with Chinatrust Bank providing for a $10.0 million term loan secured by a mortgage on five of the Company's existing properties. During the drawdown period, loan proceeds are advanced to the Company upon its request. The loan matures in April 2003 and bears interest at the prime rate less 1% during the drawdown period and at the prime rate during the paydown period. To date, no funds have been drawn under this loan. The Company also obtained, in March 1998, a commitment from ORIX USA Corporation to provide a $10.0 million term loan secured by a mortgage on five of the Company's existing properties. To date, the Company has not entered into a definitive loan agreement with respect to such commitment.

GOLF INDUSTRY OVERVIEW

    According to a 1996 study by the NGF, there were approximately 25 million golfers in the United States. The average age of the golf driving range user was
37.1 years old, with an average household income of $55,700 per year. Those with household income in excess of $75,000 (approximately 35% of all stand-alone range users), were the most likely to visit a stand-alone range, visiting 3.7 times more frequently than those with household income of less than $30,000 (19% of all stand-alone range users) and 1.5 times more frequently than those with household incomes between $40,000 and $75,000 (46% of all stand-alone range users).

    Based on the most recently published information from the Golf Range and Recreational Foundation, there were between 1,900 and 2,300 stand-alone driving ranges in the United States in 1993. The average number of tee stations per range in the industry in 1993, as estimated by the NGF was 40, with 50% of all stand-alone ranges offering 35 or fewer tee stations. Large stand-alone ranges, defined as ranges with more than 50 tee stations, accounted for approximately 21% of all facilities. In addition, the NGF estimates that, in 1993, 92% of all stand-alone driving ranges were managed by owner-operators. The Company believes that as a result of the highly fragmented nature of the industry and the lack of experience, expertise and financial resources of the existing owner-operators, the industry presents significant opportunities for the Company to acquire, upgrade and renovate golf centers and driving ranges.

THE GOLF CENTERS

    The Company's golf centers are typically larger, more attractive and offer more amenities than the average golf centers in the industry. The Company believes that it attracts customers to its golf centers due to the quality, convenience and comfort of its facilities and their appeal to the whole family. The golf centers are designed to provide a wide variety of practice opportunities, including facilities for driving, chipping, putting, pitching and sand play, and typically offer full-line pro shops, golf lessons instructed by PGA-certified golf professionals and other amenities to encourage family participation. They are designed around a driving range with target greens, bunkers and sand traps to simulate golf course conditions. Generally, the Company's ranges are lighted to permit night play and the hitting tees are enclosed or sheltered from above and from the rear in a climate-controlled environment. In four cases, all or a portion of the range is enclosed under an air inflated dome to permit all-weather play. There are approximately 80 to 100 hitting tees in facilities with the two-tier design and approximately 30 to 60 hitting tees at smaller golf centers. In addition, to a driving range, the Company's golf centers typically include a number of amenities designed to appeal to golfers and their families, such as a 4,000-6,000 square foot clubhouse (including a full-line pro shop, locker facilities, a restaurant or snack bar and video games), PGA-certified golf instructors, landscaped 18-hole miniature golf courses and a short game practice area (including putting green and sand traps). The Company's instructional facilities also include the Colbert-Ballard Golf School and the Golf Academy of Hilton Head, Inc., which operates a golf school and designs and manages corporate golf events. The Company's pro shops are stocked with clubs, bags, shoes, apparel and videos and related accessories from a number of suppliers, including brand name manufacturers such as Karsten Manufacturing Corporation (Ping), Callaway Golf Company, Tommy Armour Golf, Wilson Golf Company, Mizuno Golf Company, Spalding Sports Worldwide, Titleist and Footjoy Worldwide (Divisions of Fortune Brand, Inc.), Ashworth Clothing Company and Nicklaus Golf Equipment Company. The Company also sells private label products at its pro shops, including balls, gloves and other merchandise bearing the Company's logo. In some limited instances, as with certain plastic golf shoe spikes, the Company acts as a distributor of golf merchandise both to its facilities and to non-affiliated third parties.

    Many of the Company's recently acquired centers are undergoing or are expected to undergo capital improvement programs to add certain amenities. Golf center design is affected by the size, shape and other characteristics of available site locations, weather patterns, zoning requirements and market conditions.

THE GOLF COURSES

    As of March 31, 1998, the Company has three regulation 18-hole golf courses (Queensbury, New York, Olney, Maryland and Leesburg, Virginia), one 27-hole golf course (Fountain Inn, South Carolina) and 14 18-hole or 9-hole par-3 or executive golf courses (Mesa, Arizona, Virginia Beach, Virginia, El Segundo and Gilroy, California, St. Louis, Missouri, Duluth, Georgia, West Palm Beach, Florida, Rio Salado, Arizona, Palm Royale, California, Lake Grove, New York, Seattle, Washington, Greenville, South Carolina, Stuart, Florida and Chicago, Illinois). The Company is also constructing a 9-hole executive golf course at each of its Milwaukee, Wisconsin, Englewood, Colorado and Freemont, California facilities. The 200-acre, 18-hole golf course at Queensbury, New York, known as the Hiland Golf Club, has a restaurant and catering facility to accommodate large parties and weddings, a clubhouse, a pro-shop, a driving range and PGA-certified golf instructors on site. The 150-acre, 18-hole golf course at Olney, Maryland is a public golf course with a pro shop, driving range, snack bar, putting green and PGA-certified golf instructors on site. The 283-acre Carolina Springs Golf Club at Fountain Inn, South Carolina is a 27-hole, semi-private golf course with a driving range, putting green and a clubhouse with banquet facilities and pro shop. The 150 acre course in Leesburg, Virginia, known as Goose Creek, has a pro shop, driving range, small restaurant, putting green and PGA-certified golf instructors. Each of the par-3 courses has a clubhouse, a pro-shop, a driving range and PGA-certified golf instructors on site.

    Part of the Company's operating strategy is to acquire golf courses in areas where it owns or operates, or intends to own or operate, golf centers so that it has available a golf course on which to: (i) train its golf instructors so that they may become PGA-certified and (ii) provide full golf packages and complete instructions to driving range customers. In addition, the Company believes that it can attract customers of the golf courses to use its golf centers.

GOLF FACILITIES

    As of March 31, 1998, the Company owned, leased or managed 73 golf facilities in 19 states, eight of which are under construction. Set forth below is information concerning each of the Company's 65 locations in operation:

                               NO. OF        SIZE OF PROPERTY     PGA- CERTIFIED                GOLF     MINIATURE GOLF
LOCATION OF FACILITY        HITTING TEES    (APPROXIMATE ACRES)     INSTRUCTORS    PRO SHOP    COURSE        COURSES
--------------------------  -------------  ---------------------  ---------------  ---------  ---------  ---------------
Farmingdale, NY(2)........           80                 13               X             X         --            one
Wayne, NJ(2)..............           80                 16               X             X         --            two
Douglaston, NY(2).........           70                 12               X             X         --            two
Elmsford, NY(2)...........           80                 27               X             X         --            two
Utica, NY.................           60                 18               X             X         --            one
Clay, NY(2)...............          132                 23               X             X         --            one
Queensbury, NY............           40                200               X             X       18-hole         --
Greenville, SC............          100                 24               X             X         --            one
Glen Allen, VA............           50                 10               X             X         --            one
Duluth, GA................           60                 56               X             X       18-hole         one
                                                                                                par-3
Alpharetta GA.............           60                 26               X             X         --            two
El Segundo, CA(2).........           58                 28               X             X       9-hole          --
                                                                                                par-3
Gilroy, CA................           20                 36               X             X       9-hole          --
                                                                                                par-3
Valley View, OH...........          130                 19               X             X         --            one
Henrietta, NY(2)..........          132                 28               X             X         --            one
Mesa, AZ..................           80                 39               X             X       9-hole          --
                                                                                                par-3
Virginia Beach, VA........           36                 81               X             X       18-hole         --
                                                                                              Executive
Flemington, NJ............           67                 17               X             X         --            two
Yorktown Heights, NY......           54                 14               X             X         --            one
Indian River, VA..........           60                 14               X             X         --            one
Tucson, AZ................           50                 18               X             X         --            one
Fairfield, OH.............           68                 24               X             X         --            one
St. Louis, MO.............          100                 42               X             X       9-hole          one
                                                                                                par-3
West Palm Beach, FL.......           40                 32               X             X       9-hole          one
                                                                                                par-3
Alviso, CA................          100                 25               X             X         --            one
Westminster, CA...........           71                 17               X             X         --            one
Denver, CO................           65                 20               X             X         --           three
Englewood, CO.............          100                 36               X             X       9-hole          two
Fountain Inn, SC..........           20                283               X             X       27-hole         --
Flanders, NJ..............           80                 25               X             X         --            two
Glen Burnie, MD...........           50                 38               X             X         --            two
South Easton, MA..........           50                 70               X             X         --            one
Margate, FL...............           80                 14               X             X         --            one
Milwaukee, WI.............          114                 65               X             X      9-hole(4)        one
Mainville, OH.............          140                 32               X             X         --            two
Palm Desert, CA...........          100                 17               X             X         --            --
Raleigh, NC...............           86                 20               X             X         --            one
Mahwah, NJ................           35                 14               X             X         --            --
Randall's Island, NY......          106                 20               X             X         --            one
Olney, MD.................           20                150               X             X       18-hole         --
Green Oaks, TX............           45                 29               X             X         --            one
Rio Salado, AZ............           50                 70               X             X       9-hole          --
                                                                                              Executive

                               OWNED,
                             LEASED OR    DATE OPENED OR
LOCATION OF FACILITY          MANAGED      ACQUIRED(1)
--------------------------  ------------  --------------
Farmingdale, NY(2)........     Leased        March 1992
Wayne, NJ(2)..............     Leased         July 1993
Douglaston, NY(2).........    Managed  (3)     Dec. 1993
Elmsford, NY(2)...........     Leased         July 1994
Utica, NY.................     Leased         Dec. 1994
Clay, NY(2)...............     Leased         Jan. 1995
Queensbury, NY............     Owned           May 1995
Greenville, SC............     Owned           May 1995
Glen Allen, VA............     Owned          Aug. 1995
Duluth, GA................     Owned          Aug. 1995
Alpharetta GA.............     Owned          Aug. 1995
El Segundo, CA(2).........    Managed  (5)     Nov. 1995
Gilroy, CA................     Leased         Nov. 1995
Valley View, OH...........     Owned/         Nov. 1995
                               Leased
Henrietta, NY(2)..........     Owned/         Jan. 1996
                               Leased
Mesa, AZ..................     Owned          Feb. 1996
Virginia Beach, VA........     Leased        March 1996
Flemington, NJ............     Owned         March 1996
Yorktown Heights, NY......     Owned         April 1996
Indian River, VA..........     Leased          May 1996
Tucson, AZ................     Owned          June 1996
Fairfield, OH.............     Leased         June 1996
St. Louis, MO.............     Leased         June 1996
West Palm Beach, FL.......     Owned          June 1996
Alviso, CA................     Leased         July 1996
Westminster, CA...........     Leased         July 1996
Denver, CO................    Managed  (6)     July 1996
Englewood, CO.............     Leased         Aug. 1996
Fountain Inn, SC..........     Owned          Aug. 1996
Flanders, NJ..............     Owned          Aug. 1996
Glen Burnie, MD...........     Leased        Sept. 1996
South Easton, MA..........     Owned         Sept. 1996
Margate, FL...............     Owned          Oct. 1996
Milwaukee, WI.............     Owned          Nov. 1996
Mainville, OH.............     Owned          Dec. 1996
Palm Desert, CA...........     Leased         Feb. 1997
Raleigh, NC...............     Leased        March 1997
Mahwah, NJ................    Managed  (7)    March 1997
Randall's Island, NY......    Managed  (8)    March 1997
Olney, MD.................     Leased        March 1997
Green Oaks, TX............     Leased        March 1997
Rio Salado, AZ............     Leased        April 1997

                               NO. OF        SIZE OF PROPERTY     PGA- CERTIFIED                GOLF     MINIATURE GOLF
LOCATION OF FACILITY        HITTING TEES    (APPROXIMATE ACRES)     INSTRUCTORS    PRO SHOP    COURSE        COURSES
--------------------------  -------------  ---------------------  ---------------  ---------  ---------  ---------------
San Bruno, CA.............           74                 15               X             X         --            --
Southampton, PA...........           50                 12               X             X         --            one
Milpitas, CA..............           46                 16               X             X         --            one
Carver, MA................           36                 19               X             X         --            one
Palm Royale, CA...........           --                 25               X             X       18-hole         --
                                                                                                par-3
Lake Grove, NY............           40                 54               X             X       18-hole         --
                                                                                              Executive
Commack, NY...............          120                 18               X             X         --            one   (4)
Seattle, Wa...............           80                 40               X             X       9-hole          one
                                                                                                par-3
Greenville, SC............           --                 29               X             X       18-hole         --
                                                                                                par-3
Warrenville, IL...........          140                 59               X             X         --            --
Elk Grove, CA.............           46                 20               X             X         --            --
Kansas City, KA...........           80                 25               X             X         --            two
Wichita, KA...............           80                 25               X             X         --            one
Stuart, FL................           50                 26               X             X       9-hole          one
                                                                                                par-3
Colorado Springs, CO......           70                 24               X            --         --            one
Chicago, IL...............           92                 23               X            --       9-hole          --
                                                                                                par-3
Fremont, CA...............           36                 50               X             X       9-hole  (4)       --
                                                                                              executive
Palms, CA.................           42                 13               X             X         --            --
Leesburg, VA..............           --                150               X             X       18-hole         --
Rocky Point, NY...........           70                 17               X             X         --            --
San Diego, CA.............           80                  5               X             X         --            --
Suisun, CA................           40                 20               X             X         --            --
Holbrook, MA..............           80                 77              --            --         --            --

                               OWNED,
                             LEASED OR    DATE OPENED OR
LOCATION OF FACILITY          MANAGED      ACQUIRED(1)
--------------------------  ------------  --------------
San Bruno, CA.............     Leased        April 1997
Southampton, PA...........     Owned          June 1997
Milpitas, CA..............     Leased         June 1997
Carver, MA................     Leased         June 1997
Palm Royale, CA...........     Owned          June 1997

Lake Grove, NY............     Leased         July 1997

Commack, NY...............     Leased        Sept. 1997
Seattle, Wa...............    Managed  (9)     Oct. 1997

Greenville, SC............     Leased         Oct. 1997

Warrenville, IL...........     Leased         Dec. 1997
Elk Grove, CA.............     Leased         Dec. 1997
Kansas City, KA...........     Owned          Feb. 1998
Wichita, KA...............     Owned          Feb. 1998
Stuart, FL................     Leased         Feb. 1998

Colorado Springs, CO......     Owned          Feb. 1998
Chicago, IL...............     Leased         Feb. 1998

Fremont, CA...............     Leased         Feb. 1998

Palms, CA.................     Leased         Feb. 1998
Leesburg, VA..............     Owned          Feb. 1998
Rocky Point, NY...........     Leased         Feb. 1998
San Diego, CA.............     Leased         Feb. 1998
Suisun, CA................     Owned          Feb. 1998
Holbrook, MA..............     Owned          Feb. 1998

------------------------------

(1) Represents the first month that the facility generated revenue for the Company.

(2) Facility is operated under the name "Golden Bear" pursuant to a non-exclusive license agreement with Gold Bear Golf Centers, Inc.

(3) The Company operates the facility pursuant to a concession license with the City of New York. The concession license terminates on December 31, 2006, but is terminable by the City of New York at will.

(4) Under development.

(5) The Company manages the facility pursuant to a management agreement with the City of El Segundo, California. This management agreement terminates on February 14, 1999.

(6) The Company operates the facility pursuant to a concession license with the City and County of Denver. This concession license terminates December 31, 2009.

(7) The Company operates the facility pursuant to a concession license with the County of Bergen. This concession license terminates November 21, 2009.

(8) The Company operates the facility pursuant to a concession license with the City of New York. This concession license terminates March 1, 2007, but is terminable by the City of New York at will.

(9) The Company operates the facility pursuant to an Operation Agreement with the City of Seattle. This Operation Agreement terminates on December 31, 2021 with a five-year option to extend exercisable by either party.

    Seven of the facilities referred to above are operated under the name "Golden Bear" pursuant to a non-exclusive license agreement (the "License Agreement") with Golden Bear Centers, Inc. (the "Licensor"). Under the License Agreement, the Company is licensed to use the trademark "Golden Bear" and related trademarks and trade names in the operation of certain of its golf facilities. The License Agreement is non-exclusive and the Company does not have the right to open additional Golden Bear golf centers. The License Agreement expires in August 2002, subject to earlier termination under certain circumstances. Unless terminated by written notice 90 days prior to the end of its initial term or renewal term, as the case may be, it will be automatically extended for additional five-year periods. The License Agreement is also terminable if the current directors of the Company, at any time, constitute less than 50% of the Company's directors. The Company paid the Licensor a one-time facility development fee of up to $25,000 for each Golden Bear golf center and, in most cases, pays the Licensor an ongoing royalty fee ranging between 3% and 5% of Adjusted Gross Revenues, as defined in the License Agreement, subject to a minimum guaranteed royalty of at least $50,000 per year per site. For two of the sites, the Company pays a fixed annual fee ranging between $35,000 and $45,000, however, at one of such sites this amount is subject to increase for increases in the consumer price index.

    The Company currently has eight golf centers under development. These facilities are located in Bronx, New York, Brooklyn, New York, New York City, New York, Federal Way, Washington, Columbus, Ohio, Cerritos, California, County Line, Colorado and Broward County, Florida. The Company expects to have the first of these facilities operational by June, 1998.

    The Company has entered into a lease agreement with the Port Authority of New York and New Jersey to develop a driving range and learning center on top of the Port Authority Bus Terminal in New York City. The Company expects this facility to be operational by June 1999.

    The Company continually seeks new facilities and has had discussions with a number of parties as to the acquisition, management or lease of facilities or land. As of March 26, 1998, the Company had issued non-binding letters of intent to acquire seven additional golf centers. Such acquisitions are subject to a number of conditions, including the execution of definitive agreements and there can be no assurance that any of such acquisitions will be consummated. Such contemplated acquisitions, individually and in the aggregate, are not expected to be material to the Company's financial condition or results of operations and accordingly no pro forma information concerning such potential acquisitions is presented herein.

ICE RINK INDUSTRY OVERVIEW

    According to the NHL, there are approximately 2,200 ice facilities in the United States and approximately 5,500 in Canada. The Company believes that the relatively small number of ice rinks in the United States and increasing interest in ice-related sports will create a need for additional facilities. According to the National Sporting Goods Association, there are 7.4 million ice skaters in the United States. In addition, USA Hockey registered 363,259 hockey players in the 1995-96 season, an 86.2% increase over the 1990-1991 season. The Company believes that interest in hockey is increasing as a result of recent NHL expansion.

THE ICE RINK FACILITIES

    The Company believes that an opportunity for consolidation exists in the ice rink industry similar to the opportunity in the golf center industry. Accordingly, the Company has begun to apply the skills and resources it has utilized in the golf center industry and has followed a strategy with respect to such industry substantially similar to the strategy it has followed with respect to golf centers.

    The Company's ice rink facilities will typically be designed with the rinks as the main attraction, but with amenities at the facility to provide family entertainment and generate additional revenues. Such amenities include a pro shop, video games, a supervised play area for young children, restaurants and snack bars. The pro shops are stocked with skates, hockey sticks, jerseys, protective equipment such as helmets and pads and other skating, hockey and figure skating-related items. The Company generates revenues at its ice rink facilities by renting the rinks to hockey leagues, teams and figure skaters, charging admission to its skating facilities for public skating, providing lessons through USFSA-certified instructors, skate and equipment rentals and pro shop sales. The Company also generates revenues from food and beverage sales, video games and birthday and private party rentals.

    In addition to making capital improvement designed to add revenue-generating amenities, the Company may also make capital expenditures to improve overall attractiveness of its ice rink facilities and upgrade equipment to improve efficiency and reduce operating expenses, such as utility costs.

    As of March 31, 1998, the Company owned, leased or managed four ice rink/family entertainment facilities in three states. Set forth below is information concerning each of them:

                                            SIZE OF
                                           PROPERTY          NO. OF            FAMILY
                                         (APPROXIMATE        SHEETS         ENTERTAINMENT        CERTIFIED
LOCATION OF FACILITY                        ACRES)           OF ICE            CENTER           INSTRUCTORS       PRO-SHOP
-------------------------------------  -----------------     ------      -------------------  ---------------  ---------------
Lake Grove, NY.......................              7                1                VX                 VX               VX
Syosset, NY..........................              3                2            --                     VX               VX
Evendale, OH.........................             15                2                VX                 VX               VX
Raleigh, NC..........................              6                1                VX                 VX               VX


                                         OWNED,         DATE
                                        LEASED OR     OPENED OR
LOCATION OF FACILITY                     MANAGED     ACQUIRED(1)
-------------------------------------  -----------  -------------
Lake Grove, NY.......................      Leased          7/97
Syosset, NY..........................      Leased          9/97
Evendale, OH.........................       Owned         11/97
Raleigh, NC..........................      Leased          2/98

------------------------

(1) Represents the first month that the facility generated revenue for the Company.

    The Company's first ice rink is located at the LCI Family Sports Supercenter in Lake Grove, New York. In September 1997, the Company acquired a 47,000 square foot skating facility in Syosset, New York, which has a NHL regulation-size ice rink and an additional half rink, as well as a pro shop and snack bar. It is used as a practice facility by the NHL's New York Islanders. In December 1997 the Company acquired an indoor family sports and entertainment center, located in Cincinnati, Ohio, which includes two regulation-sized ice rinks, two soccer fields and additional family amusements. In February 1998, the Company acquired an ice rink facility and family entertainment center in Raleigh, North Carolina.

    The Company currently has two ice rink/family entertainment center facilities under development. In March 1998, the Company signed a lease to construct and operate a facility consisting of two National Hockey league regulation size ice rinks and a family entertainment center in New Rochelle, New York. The Company expects to commence operating this facility by the end of 1999. The Company is also constructing two ice rinks adjacent to its golf center in Denver, Colorado and may consider doing the same at other sites with available land and favorable demographics. In addition, the Company plans to construct or acquire additional ice rink facilities and has had discussions with a number of parties as to the potential acquisition of ice rink facilities.

THE FAMILY SPORTS SUPERCENTERS

    The Family Sports Supercenters provide a variety of sports-related and other entertainment. Such Family Sports Supercenters will typically have two or more sports-related attractions, such as golf centers, skating rinks, bowling centers and batting cages, as well as a variety of family entertainment activities such as video and virtual reality games, Lasertag, rides and other amenities such as restaurants, sports bars, snack bars, vending machines, gift shops, meeting rooms and conference facilities.

    In those instances where the land available to the Company permits and the demographics are favorable, the Company may add ice rinks and other amenities to existing golf centers (or vice versa) and make additional improvements to convert such facilities to Family Sports Supercenters. The Company is currently converting its golf center in Denver, Colorado to a Family Sports Supercenter and plans to construct one additional Family Sports Supercenter in 1998.

    As with all of its facilities the Company intends to design and operate its Family Sports Supercenters so that they will be well maintained, efficiently managed and attractive to the whole family.

OPERATIONS

    The Company has facilities in six regions (the New York City region, the Mid-Atlantic region, the Northern region, the Southeast region, the Midwest region and the Western region), each of which is managed by a Regional Manager. Each golf facility has a general manager who reports to a Regional or Area Manager, one to two assistant managers, a head golf professional, up to four PGA-certified professionals who instruct golfers, approximately five full-time staff members and approximately 13 to 20 part-time employees, depending on the season. Each ice rink facility has a general manager, one assistant manager, a hockey director, a figure skating director, approximately four to six other full-time employees and approximately 30 to 40 part-time employees, depending on the season. The Company's Family Sports Supercenters have approximately 280 to 350 employees, depending on the season, of which approximately 75 employees are full-time and the balance of which are part-time or seasonal.

    Day-to-day responsibility for operation of the Company's facilities resides with the general managers. General managers have overall administrative responsibility for facility operations, including, as the case may be, the driving range, miniature golf course, short game practice area, ice rink, arcade, pro shop and snack bar concession, as well as the condition of the facilities. In addition, general managers work with the Regional Managers to prepare monthly and annual budgets and marketing plans.

    The Company places great importance on recruiting and training skilled personnel. A majority of the golf instructors are PGA-certified and the skating instructors are USFSA-certified. In addition, a majority of the general managers have managed or were assistant managers at other golf centers, golf courses, ice rinks or Family Sports Supercenters, as the case may be, prior to being hired by the Company. Regional Managers and general managers, as well as other management personnel, are provided performance incentives such as stock options and bonuses.

    The Company believes that its emphasis on customer service helps differentiate the Company from its competitors. Employees undergo a comprehensive training program where they are instructed, among other things, to be courteous, wear standardized clothing and display a professional attitude.

    By virtue of operating a number of facilities, the Company believes it achieves economies of scale not available to smaller operators. Typically, the Company can acquire artificial turf, range balls, pro shop merchandise and other facility supplies and equipment at lower prices than could an individual operator. Although the suppliers of many of the items sold at the ice rink pro shops are different from the golf pro shop suppliers, the Company believes that it will achieve similar economies of scale as it expands in this area. The Company can also purchase insurance coverage at a lower premium rate than would be charged for an individual facility. The Company's corporate policies relating to personnel, labor, cash management and budgets are formulated at the Company's headquarters and provided to each of the Company's facilities.

    All purchasing, accounting, insurance, cash management, finance and human resource functions are managed centrally at the Company's headquarters. Centralization improves facility performance by reducing administrative burdens allowing management to focus on customer service and facility operations, and also reducing expenses. In addition, each facility receives the benefits of the Company's purchasing power, allowing it to take advantage of quantity discounts on merchandise sold through its pro shops and equipment used at its facilities.

GOLF CLUB MANUFACTURING

    In December 1997 the Company acquired Confidence Golf, Inc., a designer and assembler of premium grade golf clubs. Confidence Golf clubs are sold to large volume free standing golf shop retailers as well as to the 65 Company owned pro shops.

MARKETING AND ADVERTISING

    The Company has a focused marketing and advertising strategy designed to increase consumer awareness of its differentiated, family-oriented facilities. The Company utilizes traditional media, including newspaper, radio, television and direct mailings as well as targeted special promotions throughout the year, such as charitable events, contests, free clinics, and equipment demonstrations. The Company believes advertising plays an important role in attracting consumers to its facilities.

    The Company has also undertaken marketing studies to better understand its target market. Before entering into new markets, the Company conducts demographic surveys on the area, reviews industry publications and attends trade shows.

    Pursuant to the License Agreement, the Licensor retains the right to approve advertising and other material using the "Golden Bear" name and logo.

LICENSING AND FRANCHISING

    The Company has granted, for $250,000, a non-exclusive license to open up to ten golf centers under the name "Family Golf" in China to Asia Golf Centers International, Inc., a non-affiliated entity. The Company will receive royalties equal to the greater of $15,000 or 3% of the gross revenues of each such golf center. The Company believes that the growing recognition of the Family Golf name and the economies of scale it realizes in purchasing may make it attractive to license or franchise the Family Golf concept domestically in the future.

COMPETITION

    The golf center, ice rink and family entertainment industries are each highly competitive and include competition from other golf centers, traditional golf ranges, golf courses, other ice rinks and family entertainment outlets and other recreational pursuits. The Company may face imitation and other forms of competition and the Company cannot prevent or restrain others from utilizing a similar operational strategy. Many of the Company's competitors and potential competitors have considerably greater financial and other resources, experience and customer recognition than does the Company. Until September 1995, the Company had the exclusive right to open Golden Bear Golf Centers in certain territories. However, the Licensor now is permitted to establish, or license others to establish, Golden Bear Golf Centers that compete with the Company's golf centers, including the Company's Golden Bear Golf Centers. In addition, the Company's pro shop business faces competition from pro shops at golf courses and other golf centers or ice rinks, as the case may be, specialty retailers devoted to golf or skating equipment and apparel, sporting goods stores and department stores. One advantage that the Company's golf pro shops have over certain of its competitors is that the customer may try golf clubs on the driving ranges before purchasing them.

EMPLOYEES

    The Company had, as of December 31, 1997, 1,496 employees, of which 581 were full-time employees and 915 were part-time employees. None of the employees are represented by a collective bargaining agreement. The Company has never experienced a strike or work stoppage. The Company believes that its relationship with its employees is good.

GOVERNMENTAL REGULATION

    Operations at the Company's golf facilities involve the use and limited storage of various hazardous materials such as pesticides, herbicides, motor oil, gasoline, heating oil and paint as well as various chemicals used to create, refrigerate and maintain the ice at its ice rinks. Under various federal, state and local laws, ordinances and regulations (which are administered, in the case of federal laws and regulations, primarily by the United States Environmental Protection Agency), an owner or operator of real property is generally liable for the costs of removal or remediation of hazardous substances that are released on or in its property regardless of whether the property owner or operator knew of, or was responsible for, the release of hazardous materials. The Company has not been informed by any governmental authority or instrumentality of any non-compliance of any environmental laws, ordinances or regulations. However, the Company is aware of one notice of violation issued by the New York State Department of Environmental Conservation (the "DEC") against the owner of the land leased by the Company in Elmsford, New York alleging that certain hazardous materials were placed on the site. The owner has taken remedial action and the Company does not believe it will be affected by the alleged violation. Although the Company usually hires environmental consultants to conduct environmental studies, including invasive procedures such as soil sampling or ground water analysis, on golf facilities it owns, operates or intends to acquire, in some cases only limited invasive procedures are conducted on such properties and in a limited number of instances no environmental studies are conducted. Even when invasive procedures are used, environmental studies may fail to discover all potential environmental problems. Accordingly, there may be potential liabilities or conditions of which the Company is not aware.

    The Company is subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. Restaurants at certain of the Company's facilities serve alcoholic beverages and are subject to certain state "dram-shop" laws, which provide a person injured by an intoxicated individual the right to recover damages from an establishment that wrongfully served such beverages to the intoxicated individual.

RISK FACTORS

GROWTH AND EXPANSION STRATEGY

    The Company's ability to significantly increase revenues, operating cash flow and net income over time depends in large part upon its success in acquiring and improving or leasing or constructing additional facilities at suitable locations upon satisfactory terms. There can be no assurance that suitable facility acquisition or lease opportunities will be available or that the Company will be able to consummate acquisition or leasing transactions on satisfactory terms. The acquisition of facilities may become more expensive in the future to the extent that demand and competition increase. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the construction and opening of new facilities and improvements to existing facilities, including delays in obtaining required permits.

    To successfully implement its expansion strategy, the Company must integrate acquired or newly opened facilities into its existing operations, which may necessitate the implementation of enhanced operational and financial systems and may require additional employees and management, operational, financial and other resources. As part of its strategy, the Company has recently entered the ice rink and

Family Sports Supercenter industries, in which the Company has only limited experience and which involve all the risks commonly associated with the establishment of new lines of business. As the Company grows, there can be no assurance that additional facilities can be readily assimilated into the Company's operating structure. The Company's inability to efficiently integrate facilities or to successfully enter the ice rink and Family Sports Supercenter industries could have a material adverse effect on the Company's financial condition and results of operations. In addition, a number of the facilities which the Company has acquired have, and facilities it may acquire in the future may have, experienced losses. On a pro forma basis, giving effect to the acquisitions consummated after January 1, 1997 as if they had occurred as of January 1, 1997, the Company had net income of $10.5 million (as compared to net income of $10.6 million on a historical basis) for the year ended December 31, 1997. As a result of the timing of the Company's acquisitions, the seasonality of the acquired businesses, the expansion of the Company's business to include ice rinks and Family Sports Supercenters and other factors, the Company's historical, pro forma and trailing twelve month results of operations referred to herein are not necessarily indicative of future results. There can be no assurance that facilities recently acquired by the Company or those that the Company may acquire in the future will operate profitably and will not adversely affect the Company's results of operations.

LEVERAGE, DEBT SERVICE AND COVENANTS

    As of December 31, 1997, the Company had approximately $141.9 million aggregate principal amount of indebtedness outstanding, including $115 million aggregate principal amount of 5 3/4% convertible subordinated notes (the "Notes") issued by the Company during the fourth quarter of 1997. The Company's level of indebtedness requires that a significant amount of its cash flow from operations be applied to debt service, and there can be no assurance that the Company's operations will generate sufficient cash flow to service this indebtedness. Approximately $16.6 million of Term Debt (as defined herein) incurred in connection with the Company's acquisition of LCI, is at a variable rate of interest, which subjects the Company to fluctuations in interest rates.

    The Credit Facility (as defined herein) and the Term Debt include covenants that restrict the operational and financial flexibility of the Company, including a limit on the number of facilities that the Company may construct in any rolling twelve month period and restrictions on indebtedness, liens, acquisitions and other significant actions. Failure to comply with certain covenants would, among other things, permit the Company's lenders to accelerate the maturity of the obligations thereunder and could result in cross-defaults permitting the acceleration of debt under other Company agreements. In addition, the Company is required to maintain certain financial ratios.

DEPENDENCE ON THE GOLF INDUSTRY

    Although the Company has begun expanding its business outside the golf industry, the Company is highly dependent on the golf industry, and the public's interest in utilizing golf practice centers, for the generation of its revenues and earnings. Activities such as golf have, in the past, been susceptible to increases and decreases in popularity that have materially affected the financial condition and results of operations of companies dependent on such activities, and there can be no assurance that the golf industry will not suffer a material decrease in popularity, which would result in a material adverse effect on the Company's business and operations. In addition, customer spending on activities such as golf is generally considered to be discretionary spending, which may be significantly decreased as a result of regional or national economic downturns.

VULNERABILITY TO WEATHER CONDITIONS AND SEASONAL RESULTS

    Historically, the second and third quarters of the year have accounted for a greater portion of the Company's revenues than have the first and fourth quarters of the year. This is primarily due to an outdoor playing season limited by weather. Although most of the Company's driving ranges are designed to be all-weather facilities, portions of the Company's facilities, including the miniature golf courses, are outdoors and vulnerable to weather conditions. In addition, golfers are less inclined to practice when weather conditions limit their ability to play golf on outdoor courses. The Company expects its expansion into ice rink facilities and Family Sports Supercenters to partially offset such seasonality. The timing of new center openings and acquisitions may also cause the Company's results of operations to vary significantly from quarter to quarter. Accordingly, period-to-period comparisons are not necessarily meaningful and should not be relied on as indicative of future results. In addition, variability in the Company's results of operations could cause the price of the Company's securities to fluctuate following the release of interim results of operations or other information and may have a material adverse effect on the price of the Company's securities.

COMPETITION

    The golf center, ice rink and family entertainment industries are each highly competitive and include competition from other golf centers, traditional golf ranges, golf courses, other ice rinks and family entertainment outlets and other recreational pursuits. The Company may face imitation and other forms of competition and the Company cannot prevent or restrain others from utilizing a similar operational strategy. Many of the Company's competitors and potential competitors have considerably greater financial and other resources, experience and customer recognition than does the Company. The Company operates seven of its golf centers under the name "Golden Bear" pursuant to the License Agreement with the Licensor. Golden Bear Golf, Inc., an affiliate of the Licensor, is a competitor of the Company. The Licensor is permitted to establish, or license others to establish, "Golden Bear" golf centers that compete with the Company's golf centers, including the Company's Golden Bear Golf Centers. There can be no assurance that competition will not adversely affect the Company's business or ability to acquire additional properties. In addition, the Company's pro shop business faces competition from pro shops at golf courses and other golf centers or ice rinks, as the case may be, specialty retailers devoted to golf or skating equipment and apparel, sporting goods and department stores.

DEPENDENCE ON CERTAIN AGREEMENTS

    The future success of the business and operations of the Company is dependent, in part, upon certain key operating agreements, including its real property leases, management agreements with respect to certain municipal facilities and the License Agreement. The termination of any of these agreements may have a material adverse effect on the Company.

    After giving effect to renewal options none of the Company's leases, as of December 31, 1997, is expected to expire until December 31, 2002. However, the leases may be terminated prior to their scheduled expiration should the Company default in its obligations thereunder. The termination of any of the Company's leases could have an adverse effect on the Company. If any of the Company's leases were to be terminated, there can be no assurance that the Company would be able to enter into leases for comparable properties on favorable terms, or at all.

    The Company manages several facilities for municipalities pursuant to concession licenses, three of which are terminable at will by the licensor. The Company's concession license with the City of New York (the "City") for the Douglaston, New York golf center, which was entered into in 1994 and which expires on December 31, 2006, the concession license with the City for the Randall's Island, New York golf center, which was entered into in 1992 and which expires on March 1, 2007 and the concession license with the Metropolitan Transportation Authority for the Bronx, New York golf center, currently under construction, which was entered into in 1997 and which expires on December 31, 2009 (respectively, the "Douglaston License," "Randall's Island License" and "Bronx License"), are terminable at will. Pursuant to the Douglaston License and the Randall's Island License, the Company has made approximately $3.1 million and $774,000, respectively, of capital improvements. Pursuant to the Bronx License, the Company is obligated to make a minimum of $3.0 million of capital improvements. If any of these concession licenses are terminated other than a termination of the Bronx license during the first eight years of such license, the licensor may retain, and is not obligated to pay the Company for the value of, such capital improvements. Unless reimbursed, for accounting purposes the Company would immediately have to write off the undepreciated value of these capital improvements and the goodwill related to its purchase of the limited partners' minority interest in the partnership which was party to the Douglaston License, both of which are currently being depreciated and amortized over the life of the relevant concession license. In addition, the Company's management agreement with the City of El Segundo for the El Segundo golf facility terminates on February 14, 1999. The Company intends to seek a renewal of this agreement.

    As of December 31, 1997, the Company operated seven of its 60 golf centers under the name "Golden Bear" pursuant to the License Agreement, expiring August 2002, with the Licensor. The License Agreement is terminable by the Licensor prior to August 2002 under certain circumstances, including if the current directors of the Company at any time constitute less than 50% of the Company's directors. Termination of the License Agreement could adversely affect the Company's Golden Bear Golf Centers and, possibly, the Company. In addition, the value of the "Golden Bear" name is dependent, in part, upon the continued popularity of Jack Nicklaus. Accordingly, the occurrence of any event which diminishes the reputation of Mr. Nicklaus and the related "Golden Bear" symbol could adversely affect the Company's Golden Bear Golf Centers.

ADDITIONAL FINANCING REQUIREMENTS

    The Company anticipates that it will need to raise additional capital in the future to continue its long term expansion plans. There can be no assurance that the Company will be able to obtain additional financing on favorable terms or at all.

ENVIRONMENTAL REGULATION

    Operations at the Company's facilities involve the use and limited storage of various hazardous materials such as pesticides, herbicides, motor oil, gasoline, heating oil and paint, as well as various chemicals used to create, refrigerate and maintain the ice at its ice rinks. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property is generally liable for the costs of removal or remediation of hazardous substances that are released on or in its property regardless of whether the property owner or operator knew of, or was responsible for, the release of hazardous materials. The Company has not been informed by any governmental authority of any non-compliance or violation of any environmental laws, ordinances or regulations and the Company believes that it is in substantial compliance with all such laws, ordinances and regulations applicable to its properties or operations. However, the Company is aware of one notice of violation issued by the New York State DEC against the owner of the land leased by the Company in Elmsford, New York alleging that certain hazardous materials were placed on the site. The owner has taken remedial action and the Company does not believe it will be affected by the alleged violation. As of December 31, 1997, the Company had not incurred material costs of remediation and the Company knows of no material environmental liability to which it may become subject. Although the Company usually hires environmental consultants to conduct environmental studies, including invasive procedures such as soil sampling or ground water analysis on facilities it owns, operates or intends to acquire, in some cases only limited invasive procedures are conducted on such properties and in a limited number of instances no environmental studies are conducted. Accordingly, there may be potential environmental liabilities or conditions of which the Company is not aware.

DEPENDENCE UPON KEY EMPLOYEE; RECRUITMENT OF ADDITIONAL PERSONNEL

    The Company is heavily dependent on the services of Dominic Chang, its Chairman of the Board and Chief Executive Officer. The loss of the services of Mr. Chang could materially adversely affect the Company. Mr. Chang has entered into an employment agreement with the Company which terminates on December 31, 1999. The Company owns, and is the sole beneficiary of, key person life insurance in the amount of $1.5 million on the life of Mr. Chang. In addition, it is an event of default under the Company's Credit Facility and Term Debt if Mr. Chang is not the Chairman of the Board and Chief Executive Officer of the Company and if he does not own at least 5% of the Company's outstanding Common Stock. The Company will also be required to hire additional personnel and professionals to staff the additional facilities it intends to acquire, lease or construct. There can be no assurance that the Company will be able to attract and retain qualified personnel.

CONTROL BY CURRENT STOCKHOLDER

    As of March 26, 1998, Dominic Chang beneficially owned 2,499,334 shares of Common Stock, constituting approximately 19.2% of such outstanding shares. Mr. Chang is, therefore, able to exercise significant influence with respect to the election of the directors of the Company and all matters submitted to a vote of the stockholders of the Company.

ITEM 2. PROPERTIES.

    The Company maintains its executive offices in approximately 5,292 square feet of space in Melville, New York pursuant to a lease expiring in October 1999. As of December 31, 1997 the Company owns land, subject to mortgages, on which 21 of its facilities, are located. Information concerning such properties is set forth below.

                                                                APPROXIMATE      DATE OPENED
FACILITY LOCATION                                               ACRES OWNED      OR ACQUIRED
------------------------------------------------------------  ---------------  ---------------
Queensbury, NY..............................................         200             May 1995
Greenville, SC..............................................          24             May 1995
Glen Allen, VA..............................................          10            Aug. 1995
Duluth, GA..................................................          56            Aug. 1995
Alpharetta, GA..............................................          26            Aug. 1995
Valley View, OH.............................................           5            Nov. 1995
Mesa, AZ....................................................          39            Feb. 1996
Flemington, NJ..............................................          17           March 1996
Yorktown Heights, NY........................................          14           April 1996
Tucson, AZ..................................................          18            June 1996
West Palm Beach, FL.........................................          32            June 1996
Fountain Inn, SC............................................         283            Aug. 1996
Flanders, NJ................................................          25            Aug. 1996
South Easton, MA............................................          70           Sept. 1996
Margate, FL.................................................          14            Oct. 1996
Milwaukee, WI...............................................          65            Nov. 1996
Mainville, OH...............................................          32            Dec. 1996
Southampton, PA.............................................          12            June 1997
Palm Royale, CA.............................................          25            June 1997
Federal Way, WA.............................................          22            Oct. 1997
Evendale, OH................................................          15            Nov. 1997

    As of December 31, 1997, the Company leases the land on which 33 of its facilities are located. None of such leases are with affiliates of the Company. Information concerning such leases is set forth below.

                                                 ACRES LEASED                                        DATE OPENED
FACILITY LOCATION                                APPROXIMATE          LEASE EXPIRATION DATE          OR ACQUIRED
---------------------------------------------  ----------------  --------------------------------  ---------------
Farmingdale, NJ..............................           13       February 28, 2002(2)                  March 1992
Wayne, NJ....................................           16       February 28, 2003                      July 1993
Elmsford, NY.................................           27       February 27, 2019 (1)                  July 1994
Utica, NY....................................           18       December 31, 2019 (2)                  Dec. 1994
Clay, NY.....................................           23       June 30, 2005 (3)                      Jan. 1995
Gilroy, CA...................................           36       October 31, 2002(9)                    Nov. 1995
Valley View, OH..............................           14       November 8, 2010 (1)                   Nov. 1995
Henrietta, NY................................           28       October 10, 2020 (2)                   Jan. 1996
Virginia Beach, VA...........................           81       March 20, 2027 (4)                    March 1996
Indian River, VA.............................           14       December 2002 (5)                       May 1996
Fairfield, OH................................           24       October 17, 2002(1)                    June 1996
St. Louis, MO................................           42       February 28, 2002(2)                   June 1996
Alviso, CA...................................           25       March 31, 2013 (1)                     July 1996
Westminster, CA..............................           17       February 28, 2008 (1)                  July 1996
Englewood, CO................................           36       June 30, 2017(12)                      Aug. 1996
Glen Burnie, MD..............................           38       December 31, 2012                     Sept. 1996
Palm Desert, CA..............................           17       July 31, 2000(11)                      Feb. 1997
Raleigh, NC..................................           20       March 11, 2022(9)                     March 1997
Olney, MD....................................          150       March 25, 2007                        March 1997
Green Oaks, TX...............................           29       October 31, 2001(10)                  March 1997
Rio Salado, AZ...............................           70       December 8, 2015(1)                   April 1997
San Bruno, CA................................           15       December 31, 2003(7)                  April 1997
Milpitas, CA.................................           16       August 5, 2009                         June 1997
Carver, MA...................................           19       December 31, 2002                      June 1997
Lake Grove, NY...............................           54       May 31, 2042                           July 1997
Columbus, OH.................................           37       March 31, 2005(2)                     Sept. 1997
Commack, NY..................................           18       February 28, 2010(7)                  Sept. 1997
Greenville, SC...............................           29       May 31, 2007(8)                       Sept. 1997
Warrenville, IL..............................           59       October 31, 2015(6)                    Dec. 1997
Elks Grove, CA...............................           20       December 31, 2017                      Dec. 1997
Lake Grove, NY...............................            7       May 13, 2042                           July 1997
Syosset, NY..................................            3       March 31, 2010(14)                    Sept. 1997
Norwalk, CA..................................           20       August 1, 2017(13)                     Apr. 1997

------------------------

(1) The Company has the option to extend the lease term for two additional five-year periods.

(2) The Company has the option to extend the lease term for three additional five-year periods.

(3) The Company has the option to extend the lease term for one ten-year period plus four additional five-year periods.

(4) This lease is for land on which part of the Virginia Beach, Virginia golf center is located.

(5) The Company has the option to extend the lease term of six additional ten-year periods and one three year, six-month period.

(6) The Company has the option to extend the lease term for one one-year period.

(7) The Company has the option to extend the lease term for four five-year periods.

(8) The Company has the option to extend the lease term for three ten-year periods.

(9) The Company has the option to extend the lease term for one five-year period.

(10) The Company has the option to purchase sublandlords right to the leased premises. The original lease expires on March 31, 2012 with one fifteen-year renewal option.

(11) The Company has the option to purchase sublandlords right to the leased premises. The original lease expires on July 31, 2000 with three five-year renewal options.

(12) The Company has the option to extend the lease term for two ten-year periods.

(13) The Company has the option to extend the lease term for one ten-year period.

(14) The Company has the option to extend the lease term for one twelve-year six-month period.

    After giving effect to renewal options, none of the Company's current leases is scheduled to expire until 2002. However, the leases may be terminated prior to their scheduled expiration should the Company default in its obligations thereunder. The termination of any of the Company's leases could have an adverse effect on the Company. If any of the Company's leases were to be terminated, there can be no assurance that the Company would be able to enter into leases for comparable properties on favorable terms, or at all. For additional information concerning the leases, see Notes F and I to the Financial Statements included elsewhere herein.

    The Company operates six facilities for municipalities pursuant to concession licenses. These facilities are located at Douglaston, New York, El Segundo, California, Denver, Colorado, Mahwah, New Jersey, Seattle, Washington and Randall's Island, New York. The Company's concession license for the Douglaston, New York golf center, the concession license for the Randall's Island, New York golf center, and the concession license for the Bronx, New York golf center, which is to be constructed, are terminable at will. In addition, the Company's management agreement with the City of El Segundo for the El Segundo golf facility terminates on February 4, 1999. The Company intends to seek renewal of this agreement.

ITEM 3. LEGAL PROCEEDINGS

    The Company knows of no material litigation or proceeding pending, threatened or contemplated to which the Company is or may become a party other than routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

    There were no matters submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 1997.

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

                                                                                     STOCK PRICE
                                                                               ------------------------
                                                                                  HIGH          LOW
                                                                               -----------     -----
Calendar Year 1996:
First Quarter................................................................   $      273/4  $      171/8
Second Quarter...............................................................          301/4         227/8
Third Quarter................................................................          361/2         213/4
Fourth Quarter...............................................................          341/4         221/2
Calendar Year 1997:
First Quarter................................................................   $      321/8  $      171/4
Second Quarter...............................................................          293/8         163/4
Third Quarter................................................................          283/4         22
Fourth Quarter...............................................................          331/4         243/4

    As of March 23, 1998, there were approximately 186 holders of record of the Common Stock. The Company believes there were in excess of 400 beneficial owners of the Common Stock. As of March 23, 1998, the last sales price for the Company's Common Stock as reported by the Nasdaq National Market was $38.00.

    The Company has neither declared nor paid dividends on its Common Stock and does not intend to declare or pay any dividends in the foreseeable future. The Company currently intends to retain earnings, if any, for the development and expansion of its business. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors. In addition, the Company's current $20.0 million Credit Facility and approximately $16.6 million of Term Debt with The Chase Manhattan Bank prohibit the payments of any dividends, unless the Company would be in compliance with the Credit Facility and the Term Debt, including certain financial ratios, after giving effect to such dividends.

    During the year ended December 31, 1997, the Company issued an aggregate of 888,532 shares of Common Stock and warrants to purchase up to 55,537 shares of common stock at $27.50 per share as part of the consideration for twelve separate acquisitions consisting of the acquisition of Green Oak golf center, the Southampton golf center, the Carver Family Sports Park, certain assets of Active Sports Marketing, L.L.C., Leisure Complexes, Inc., the Commack golf center, the Crosswinds Golf Club, The Golf Academy of Hilton Head Island, Inc., the lease of property from First Tee, Inc., the lease of property from Gyan Kalwani, the Icelands Entertainment Center and Confidence Golf, Inc. from the owners or lessees of such properties or entities. Such shares were issued in the amounts, on the dates and for the securities or assets listed below; (i) April 2, 1997, 7,500 shares, the Green Oak golf center located in Arlington, Texas;
(ii) June 5, 1997, 20,000 shares, the Southampton golf center located in Southampton, Pennsylvania; (iii) June 30, 1997, 114,000 shares, the Carver Family Sports Park located in Carver, Massachusetts; (iv) July 29, 1997, 16,500 shares, certain assets of Active Sports Marketing, L.L.C.; (v) July 25, 1997, 509,090 shares and warrants to purchase up to 55,537 shares at $27.50 per share, all of the outstanding securities of Leisure Complexes, Inc.; (vi) September 26, 1997, 75,000 shares, the Commack golf center located in Commack, New York; (vii) September 30, 1997, 71,000 shares, all of the outstanding securities of The Golf Academy of Hilton Head Island, Inc.; (viii) September 30, 1997, 37,000 shares, the Crosswinds

Golf Club located in Greenville, South Carolina; (ix) November 1, 1997, 6,000 shares, lease of property owned by First Tee, Inc. located in County Line, Colorado; (x) December 29, 1997, 3,666 shares, lease of property from Gyan Kalwani located in Sacramento, California; (xi) December 31, 1997, 8,350 shares, the Icelands Entertainment Center located in Evendale, Ohio; and (xii) December 31, 1997, 20,426 shares, all of the outstanding shares of Confidence Golf, Inc. Such golf centers, ice rink facilities and other assets are discussed in Item 1--"Business." Such issuances were not registered under the Securities Act of 1933 (the "Act") in reliance on the exemption provided by Section 4(2) of the Act. None of such issuances involved any general solicitation and each of the recipients of the Common Stock has represented that such recipient understands that the Common Stock may not be sold or otherwise transferred absent registration under the Act or an exemption therefrom and each certificate representing shares of such Common Stock bears a legend to such effect.

    On October 16, 1997 the Company issued $100,000,000 aggregate principal amount of the Notes to Jefferies & Company, Inc., Oppenheimer & Co., Inc., Prudential Securities Incorporated and BancAmerica Robertson Stephens (the "Initial Purchasers"). On November 14, 1997 the Company issued an additional $15,000,000 aggregate principal amount of Notes to the Initial Purchasers in connection with the exercise of an over-allotment option. The Initial Purchasers purchased the Notes at a discount of 3.0%. The Notes are convertible at the option of the holders thereof into shares of Common Stock at any time prior to maturity, unless previously redeemed, at a conversion price of $37.250 per share, subject to adjustment upon the occurrence of certain events.

    The Notes mature on October 15, 2004 and bear interest at the rate of 5 3/4% per annum, payable semi-annually on April 15 and October 15 of each year commencing April 15, 1998. The Notes are unsecured and subordinate to all present and future Senior Indebtedness (as defined in the Indenture dated October 16, 1997 by and between the Company and the United States Trust Company of New York, as Trustee (the "Indenture")) of the Company. The Notes are redeemable at the option of the Company, in whole or in part, initially at 102.875% of the principal amount thereof and thereafter at prices declining to 100% at October 15, 2003, together with accrued and unpaid interest, except that no redemption may be made prior to October 15, 2000. Upon a Change of Control (as defined in the Indenture), each holder of Notes shall have the right, at the holder's option, to require the Company to repurchase such holder's Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the Repurchase Date (as defined in the Indenture), if any.

    Pursuant to a registration rights agreement, the Company filed a registration statement as to the Notes and the underlying Common Stock and is obligated to maintain the effectiveness of such registration statement for at least two years from the latest date of original issuance of the Notes.

    The Notes were sold to the Initial Purchasers pursuant to section 4(2) of the Securities Act of 1933 and the Notes were offered and sold by the Initial Purchasers within the United States only to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act of 1933) in compliance with Rule 144A and to a limited number of institutional "accredited investors" (as defined in Rule 501(A)(1), (2), (3) or (7) under the Securities Act of 1933).

    The net proceeds of the offering are being used (i) to repay existing indebtedness of the Company, (ii) to fund certain capital expenditures and (iii) for general corporate purposes, including future acquisitions and working capital.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data for the five years ended December 31, 1997, 1996, 1995, 1994 and 1993 were derived from audited financial statements of the Company.

                                                                   YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------------------
                                                  1997         1996         1995         1994         1993
                                               -----------  -----------  -----------  -----------  -----------

                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
  Total revenue..............................   $  64,825    $  27,904    $  12,432    $   6,362    $   2,632
  Operating expense..........................      31,563       13,268        6,614        4,215        2,247
  Cost of merchandise sold...................      10,467        4,458        1,779          750          459
  Selling, general and administrative
    expenses.................................       5,132        3,580        1,242          548          615
                                               -----------  -----------  -----------  -----------  -----------
  Operating income (loss)....................      17,663        6,598        2,797          849         (689)
  Interest expense...........................      (2,261)        (370)        (939)        (313)        (192)
  Other income...............................       1,659        2,172           66           16          106
                                               -----------  -----------  -----------  -----------  -----------
Income (loss) before income taxes minority
  interest and extraordinary item............      17,061        8,400        1,924          552         (775)
Income tax expenses (benefit)................       6,537        3,192          669          (65)
                                               -----------  -----------  -----------  -----------  -----------
Income (loss) before minority interest and
  extraordinary item.........................      10,524        5,208        1,255          617         (775)
Minority interest in (income) loss...........                                               (129)          12
Extraordinary item (net of tax effect).......                                  (181)
                                               -----------  -----------  -----------  -----------  -----------
Net income (loss)............................   $  10,524    $   5,208    $   1,074    $     488    $    (763)
                                               -----------  -----------  -----------  -----------  -----------
                                               -----------  -----------  -----------  -----------  -----------
Basic earnings per share:
  Income before extraordinary item...........   $     .86    $     .52    $     .25          .14         (.24)
  Extraordinary item.........................          --           --         (.04)
                                               -----------  -----------  -----------  -----------  -----------
  Net income.................................         .86          .52          .21          .14         (.24)
                                               -----------  -----------  -----------  -----------  -----------
                                               -----------  -----------  -----------  -----------  -----------
Diluted earnings per share:
  Income before extraordinary item...........         .84          .51          .24          .13         (.23)
  Extraordinary item.........................          --           --         (.04)          --           --
                                               -----------  -----------  -----------  -----------  -----------
  Net income.................................   $     .84    $     .51    $     .20    $     .13    $    (.23)
                                               -----------  -----------  -----------  -----------  -----------
                                               -----------  -----------  -----------  -----------  -----------
Weighted average shares outstanding--
  Basic......................................      12,245       10,002        5,117        3,586        3,220
Effect of dilutive securities................         287          288          154           50           54
                                               -----------  -----------  -----------  -----------  -----------
Weighted average shares outstanding--
  Diluted....................................      12,532       10,290        5,271        3,636        3,274
                                               -----------  -----------  -----------  -----------  -----------
                                               -----------  -----------  -----------  -----------  -----------

                                                                               DECEMBER 31,
                                                          -------------------------------------------------------
                                                             1997        1996       1995       1994       1993
                                                          ----------  ----------  ---------  ---------  ---------

                                                                          (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents and short term
    investments.........................................  $   61,848  $   38,394  $  23,121  $   2,296  $     403
  Working capital.......................................      65,894      36,675     20,598       (204)    (1,798)
  Total assets..........................................     325,507     158,293     61,582     16,077      7,693
  Short-term borrowings.................................                   5,000
  Total long-term debt, including current maturity......     141,819      17,056      8,193      6,328      4,034
Total stockholders' equity..............................  $  168,412  $  136,944  $  49,388  $   7,234  $   1,866

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the notes thereto appearing elsewhere in this document.

GENERAL

    The Company is a leading consolidator and operator of golf centers in the United States. The Company's strategy is to continue to build upon its leadership position in the golf center industry and expand its concept of family-oriented sports entertainment through: (i) consolidation within the golf center industry, (ii) enhancement of facilities and customer service, (iii) leveraging centralized operations and (iv) developing complementary sports and family entertainment facilities. The Company's golf centers are designed to provide a wide variety of practice opportunities, including facilities for driving, chipping, putting, pitching and sand play. In addition, the Company's golf centers typically offer full-line pro shops, golf lessons instructed by PGA-certified golf professionals and other amenities such as miniature golf and snack-bars to encourage family participation. The Company has a proven track record of successfully identifying, acquiring and integrating golf centers, having grown from one golf facility in 1992 to 60 in operation or under construction as of December 31, 1997. As a result, the Company has increased revenues from $2.6 million in 1993 to $64.8 million for the twelve months ended December 31, 1997, and increased earnings per share from a loss of $0.23 in 1993 to a profit of $0.84 for the twelve months ended December 31, 1997.

    The Company's golf facilities have opened at varying times over the past several years. As a result of changes in the number of golf centers open from period to period, the seasonality of operations, the timing of acquisitions, the completion of the Company's initial public offering in November 1994 (the "IPO"), the public offering in December 1995 (the "1995 Public Offering"), the public offering in July 1996 (the "1996 Offering"), the private placement of $115,000,000 aggregate principal amount of 5 3/4% convertible subordinated notes in October and November of 1997 (the "1997 Note Offering") and the expansion of the Company's business to include ice rinks and Family Sports Supercenters, results of operations for any particular period may not be indicative of the results of operations in the future.

    Most of the Company's revenues from its golf centers are derived from selling tokens and debit cards for use in automated range-ball dispensing machines, pro shop merchandise sales, charging for rounds of miniature golf, golf lessons and management fees. The Company also derives revenues at its golf centers from food and beverage sales, video games and batting cages. The Company derives revenues from its golf courses from golf club membership fees, fees for rounds of golf and golf lessons, pro-shop merchandise sales and from food and beverage sales at the clubhouse. The Company derives revenues from its ice rinks by renting the rinks to hockey leagues and teams and figure skaters, charging admission to its skating facilities for public skating, providing lessons through USFSA-certified instructors, skate equipment rentals and pro shop merchandise sales, as well as from food and beverage sales and video games. The Company derives revenues from its Family Sports Supercenters from substantially the same sources as described above. The Company currently operates one Family Sports Supercenter. See "Business--The Golf Center, --The Ice Rink Facilities, --The Family Sports Supercenters."

RESULTS OF OPERATIONS

    The following table sets forth selected operations data of the Company expressed as a percentage of total revenue (except for operating expenses which is expressed as a percentage of operating revenue and cost of merchandise sold which is expressed as a percentage of merchandise sales) for the periods indicated below:

                                                                                                     YEAR ENDED
                                                                                                    DECEMBER 31,
                                                                                           -------------------------------
                                                                                             1997       1996       1995
                                                                                           ---------  ---------  ---------
Operating revenues.......................................................................       75.8%      76.6%      78.8%
Merchandise sales........................................................................       24.2       23.4       21.2
Total revenue............................................................................      100.0      100.0      100.0
Operating expenses.......................................................................       64.3       62.1       67.5
Cost of merchandise sold.................................................................       66.6       68.2       67.5
Selling, general and administrative expenses.............................................        7.9       12.8       10.0
Income from operations...................................................................       27.3       23.6       22.5
Interest expense.........................................................................       (3.5)      (1.3)      (7.6)
Other income.............................................................................        2.6        7.8        0.5
Income before income taxes and minority interest.........................................       26.3       30.1       15.5
Income tax expense.......................................................................       10.1       11.4        5.4
Income before extraordinary item and minority interest...................................       16.2       18.7       10.1
Extraordinary item (net of tax effect)...................................................         --         --        1.5
Net income...............................................................................       16.2%      18.7%       8.6%

TWELVE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO TWELVE MONTHS
  ENDED DECEMBER 31, 1996

    Results for the twelve months ended December 31, 1997 reflect the operations of 27 golf centers for the full period. Eight additional golf centers underwent significant renovation during 1997. The December 31, 1997 results also reflect the operation of 18 golf centers built or acquired during the course of 1997. Results for the year ended December 31, 1996 reflect the operations of 11 golf centers for the full period. Two golf centers underwent renovation for approximately one month and one golf center underwent renovation for approximately two months of 1996. The December 31, 1996 results also reflect the operation of 21 golf centers built or acquired during the course of 1996. As a result of the change in number of golf centers open from period to period, the comparison between 1997 and 1996 may not necessarily be meaningful.

    Total revenue for the twelve months ended December 31, 1997 was $64.8 million as compared to $27.9 million for the same period in 1996, an increase of $36.9 million (132%). Total revenue for the 11 golf centers operating for the full December 31, 1997 and 1996 periods increased to $20.7 million from $15.8 million, an increase of $4.9 million (31%). Operating revenues, consisting of all sales except merchandise sales, amounted to $49.1 million as compared to $21.4 million, an increase of $27.7 million (129%) for this period. The overall increase in revenue was primarily attributable to having additional golf centers in operation during the 1997 period as well as revenues from non-golf operations (supercenters and ice skating facilities). Revenues from non-golf operations amounted to $8.3 million during 1997.

    Merchandise sales, consisting of golf clubs, balls, bags, gloves, videos, apparel and related accessories amounted to $15.7 million for 1997 as compared to $6.5 million for 1996. The increase in merchandise sales of $9.2 million (141%) was due to the contribution of new locations to the 1997 period and the continuing emphasis placed by the Company on improving pro-shop sales, improved purchasing procedures and increased promotion.

    Operating expenses, consisting of operating wages and employee costs, land rent, depreciation of golf driving range facilities and equipment, utilities and all other facility operating costs, increased to $31.6 million in 1997 from $13.3 million in 1996. The overall increase of $18.3 million (138%) was primarily due to the operating costs of locations that were not open for all or part of 1996. The increase as a percentage of sales was due to there being a higher percentage of leased, as compared to owned, facilities during the 1997 period.

    The cost of merchandise sold increased to $10.5 million (67 % of merchandise sales) in 1997 from $4.5 million (68% of merchandise sales) in 1996. The overall increase in this cost of $6.0 million (133%) was primarily due to the higher level of merchandise sales.

    Selling, general and administrative expense in 1997 amounted to $5.1 million (8% of total revenue) as compared to $3.6 million (13% of total revenue) in 1996, an increase of $1.5 million (42%) was primarily due to an increase in corporate staff, advertising and other expenses resulting from the increased number of golf centers operating during 1997. Selling, general and administrative expenses declined to 8% of total revenues in the 1997 period from 13% of total revenues in the 1996 period primarily due to the substantial increase in revenues and relatively low corresponding incremental increase in certain selling, general and administrative costs.

    Interest expense increased to $2.3 million in 1997 from $0.4 million in 1996 primarily due to the debt associated with the Leisure Complexes acquisition in July and the Note offering in October and November, 1997. Other income, primarily interest income, decreased to $1.7 million in 1997 from $2.2 million in 1996. The decrease in other income is attributable to lower investable balances in 1997 as compared with 1996.

    The Company had income, before income taxes of $17.1 million for 1997 as compared to $8.4 million in 1996. Net income after income taxes increased to $10.5 million in 1997 as compared to $5.2 million in 1996.

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

    Total revenue for the twelve months ended December 31, 1996 was $27.9 million as compared to $12.4 million for the same period in 1995, an increase of $15.5 million (125%). Total revenue for the four golf centers operating for the full December 31, 1996 and 1995 periods increased to $9.1 million from $8.0 million an increase of 14%. Operating revenues, consisting of all sales except merchandise sales, amounted to $21.4 million as compared to $9.8 million, an increase of $11.6 million (118%) for this period. The overall increase in revenue was primarily attributable to having additional golf centers in operation during the 1996 period.

    Merchandise sales, consisting of golf clubs, balls, bags, gloves, videos, apparel and related accessories, amounted to $6.5 million for 1996 as compared to $2.6 million for 1995. The increase in merchandise sales of $3.9 million (150%) was due to the contribution of new locations to the 1996 period and the increased emphasis placed by the Company on improving pro-shop sales in the 1996 period, improved purchasing procedures and increased promotion.

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

    The cost of merchandise sold increased to $4.5 million (68% of merchandise sales) in 1996 from $1.8 million (67% of merchandise sales) in 1995. The overall increase in this cost of $2.7 million (150%) was primarily due to the higher level of merchandise sales.

    Selling, general and administrative expenses in 1996 amounted to $3.6 million (13% of total revenue) as compared to $1.2 million (10% of total revenue) in 1995, an increase of $2.4 million (200%), primarily due to an increase in corporate staff, advertising and other expenses resulting from the increase in the number of golf centers operating during 1996.

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

    The Company had income, before income taxes and extraordinary items of $8.4 million for 1996 as compared to $1.9 million in 1995. The Company recognized an extraordinary charge of $181,000 (net of taxes) in the fourth quarter of 1995. This extraordinary item reflects the write-off of debt acquisition costs, net of income taxes, arising from the repayment of certain bank debt using the proceeds of the 1995 Offering. Net income, after income taxes and, the extraordinary items rose to $5.2 million in 1996 as compared to $1.1 million in 1995.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1997, the Company had working capital of $65.9 million compared to $36.7 million at December 31, 1996 due principally to the proceeds from the issuance of $115 million of Notes in October 1997.

    The cash requirements of funding the Company's expansion have historically exceeded cash flow from operations. Accordingly, the Company has satisfied its capital needs primarily through debt and equity financings.

    The Company's outstanding indebtedness as of December 31, 1997 of $141.9 million bears interest at fixed and variable rates currently ranging from 5.25% to 9.875%. During the year ended December 31, 1997, the Company issued $115,000,000 aggregate principal amount of Notes. The Notes mature on October 15, 2004 and bear interest at the rate of 5 3/4% per annum, payable semi-annually on April 15 and October 15 of each year commencing April 15, 1998. The Notes are unsecured and subordinate to all present and future Senior Indebtedness (as defined in the Indenture) of the Company. The Notes are redeemable at the option of the Company, in whole or in part, initially at 102.875% of the principal amount thereof and thereafter at prices declining to 100% at October 15, 2003, together with accrued and unpaid interest, except that no redemption may be made prior to October 15, 2000. Upon a Change of Control (as defined in the Indenture), each holder of Notes shall have the right, at the holder's option, to require the Company to repurchase such holder's Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the Repurchase Date (as defined in the Indenture), if any. The net proceeds of the offering are being used (i) to repay existing indebtedness of the Company, (ii) to fund certain capital expenditures and (iii) for general corporate purposes, including future acquisitions and working capital.

    As of December 31, 1997 the Company had no borrowings under its line of credit (the "Credit Facility") with The Chase Manhattan Bank ("Chase"). On June 30, 1997 the Company entered into a two-year $20.0 million secured revolving credit facility, converting to a four-year term loan at the end of the first two years. After conversion to the term loan, the loan is to be paid off in 16 substantially equal quarterly installments. The Company's obligations under the Credit Facility are secured by the pledge of the stock of most of the Company's subsidiaries and such subsidiaries have also guaranteed such obligations. At the time of each loan under the Credit Facility, the Company may choose between an interest rate based on (i) the greater of Chase's prime rate or the federal funds rate plus 0.5% per annum (the "Base Rate") plus 0.25% per annum or (ii) the London Interbank Offered Rate ("LIBOR"), plus between 1.0% and 2.0% per annum (depending on the Company's ratio of Consolidated Funded Debt to Consolidated EBITDA (as such terms are defined in the Credit Facility)). During the term loan, the interest rate will be increased by 0.5% per annum in the case of Base Rate loans and 0.25% per annum in the case of LIBOR loans. The Credit Facility contains certain restrictive covenants, including, among others, covenants limiting liens, indebtedness, acquisitions, asset sales and investments and covenants requiring continued compliance with certain financial tests, including, among others, a net worth test and several financial ratios. The Company may pay dividends as long as no event of default has occurred and is continuing. Included among the events of default are any change of control of the Company or if Dominic Chang should cease to be the Company's Chairman of the Board and Chief Executive Officer or cease to own at least 5.0% of the Company's Common Stock.

    In connection with the acquisition of LCI, the Company incurred term debt (the "Term Debt") to refinance LCI's existing indebtedness. The principal amount of the Term Debt ($16.6 million) is being paid in monthly installments through August 2002. The Company has the same interest rate choices as it does with respect to the Term Debt under the Credit Facility and is subject to the same operational financial requirements. The indebtedness is secured by a mortgage lien upon the three parcels of real property leased by LCI.

    The balance of the Company's outstanding debt of $10.3 million aggregate principal amount as of December 31, 1997 is represented by a variety of different debt instruments bearing interest at fixed and variable rates ranging from 5.25% to 9.3% and includes a loan in the principal amount of $2.9 million made by ORIX USA Corporation ("Orix") in May 1995, which matures in May 2000 and bears interest at LIBOR plus 3.5% per annum, a mortgage payable in the principal amount of $1.7 million, bearing interest at 5.25% and matures in March 2001, a Small Business term loan in the principal amount of $.7 million, bearing interest at 7.317% per annum and payable in monthly installments through August 2016, a promissory note in the principal amount of $1.3 million, bearing interest at 5.5% per annum and which was subsequently paid on January 2, 1998 and a mortgage payable in the principal amount of $3.7 million, bearing interest at 9.875% payable in monthly installments through November 2009.

    The Company anticipates making substantial additional expenditures in connection with the acquisition and operation of new facilities and capital improvements to existing facilities. Facility opening expenditures primarily relate to projected facility construction and opening costs, associated marketing activities and the addition of personnel. In many cases, the Company acquires, rather than leases, the land on which its facilities are located, which entails additional expenditures. Based on the Company's experience with its existing golf centers, the Company believes that the cost of opening or acquiring a golf center generally ranges from approximately $1.0 million to $4.0 million (exclusive of land costs). The Company also intends to acquire or construct additional ice rink facilities and Family Sports Supercenters which, on a per facility basis, are expected to cost more than the Company's golf centers. The Company believes that the cost of opening or acquiring ice rink facilities will range from approximately $2.0 million to $4.0 million. The Company currently plans to spend an aggregate $20.0 million over the next eight months to convert one of its existing golf centers to a Family Sports Supercenter and to construct one additional Family Sports Supercenter. However, there can be no assurance that facility opening or acquisition costs will not exceed the amounts estimated above. Facility opening and acquisition costs vary substantially depending on the location and status of the acquired property (i.e. whether significant improvements are necessary) and whether the Company acquires or leases the related land. Land acquisition costs vary substantially depending on a number of factors, including principally location. To the extent that the Company acquires any golf courses, the Company may be required to make capital improvements to these courses, depending upon the location and status of the acquired property. The cost of facility acquisition depends, to a large extent, upon the price of the land and may substantially exceed the anticipated cost of facility acquisitions.

EFFECT OF RECENTLY ACQUIRED FACILITIES

    On a pro forma basis, after giving effect to material acquisitions consummated after January 1, 1997 as if they had occurred as of January 1, 1997, the Company had net income of $10.5 million (as compared to net income of $10.6 million on a historical basis), for the twelve months ended December 31, 1997, and net income of $4.3 million (as compared to net income of $5.2 million on a historical basis), for the year ended December 31, 1996. Although newly acquired facilities have adversely affected income on a pro forma basis in the past and may adversely affect income on a pro forma basis in the future, the Company believes that it will be able to enhance the performance of such facilities by adding amenities and other improvements and centralizing key functions as described in "Business -- Business Strategy." There can be no assurance, however, that the Company will be able to improve the performance of newly-acquired facilities.

SEASONALITY

    Historically, the second and third quarters have accounted for a greater portion of the Company's operating income than have the first and fourth quarters of the year. This is primarily due to an outdoor playing season limited by inclement weather. Although most of the Company's facilities are designed to be all-weather, portions of the facilities, such as miniature golf courses which are outdoors, tend to be vulnerable to weather conditions. One of the Company's golf centers and one golf course are closed during a portion of the winter. Also, golfers are less inclined to practice when weather conditions limit their ability to play golf on outdoor courses. Since August 1995, the Company has acquired golf centers in various locations (Arizona, California, Virginia, Georgia, South Carolina and Florida) where inclement weather may not limit the outdoor playing season as much as such weather limits the outdoor playing season at the Company's golf facilities in Northern states. In addition, the ice rink facilities and the Family Sports Supercenters are expected to generate a substantial portion of the revenues in the first and fourth quarters of the year and accordingly, may partially offset such seasonality. The timing of new facility acquisitions and openings may cause the Company's results of operations to vary significantly from quarter to quarter. Accordingly, period-to-period comparisons are not necessarily meaningful and should not be relied on as indicative of future results.

INFLATION

    There was no significant impact on the Company's operations as a result of inflation during 1995, 1996 or 1997.

YEAR 2000 ISSUES

    Certain of the Company's computer systems and software interpret the year 2000 as the year 1980 or some other date. The operating system generally employed by the Company is Windows 95, which is year 2000 compliant. The networking, general ledger and accounts payable and facility point-of-sale and pro shop software programs require software updates or modifications to address the year 2000 problem. DMS, Inc., which provides certain of the Company's software and systems under contract, particularly the general ledger and accounts payable software programs, will be installing modifications to address the year 2000 issue at no charge to the Company. The Company is further addressing the matter by replacing certain older computers and installing off-the-shelf and other third-party software that is year 2000 compliant, at an estimated cost of less than $50,000. The Company anticipates that installation of year 2000 compliant software and hardware will be completed by the end of 1998. The Company does not believe that the year 2000 problem will have a material affect on the Company's operations, however, no assurance can be given that the software updates and new computers will resolve the problem as scheduled or at all.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company invested in short-term debt instruments which are subject to minimal interest rate risk due to their short-term nature.

ITEM 8. FINANCIAL STATEMENTS

    The financial statements of the Company are included herein commencing on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The following table sets forth certain information concerning the executive officers and directors of the Company.

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Dominic Chang........................................          47   Chairman of the Board and Chief Executive Officer
James Ganley.........................................          61   Director
Jimmy C.M. Hsu.......................................          48   Director
Krishnan P. Thampi...................................          49   President, Chief Operating Officer, Assistant
                                                                    Secretary, Treasurer and Director
Yupin Wang...........................................          65   Director
Jeffrey C. Key.......................................          32   Chief Financial Officer
Richard W. Hasslinger................................          47   Senior Vice President -- Regional Manager
Robert J. Krause.....................................          52   Senior Vice President -- Strategic Planning and
                                                                    Development
William A. Schickler, III............................          49   Senior Vice President -- Regional Manager
Pamela S. Charles....................................          35   Vice President, Secretary and General Counsel
Garrett J. Kelleher..................................          61   Vice President -- Finance
Rodger P. Potocki....................................          54   Vice President -- Regional Manager
Margaret M. Santorufo................................          32   Controller

    DOMINIC CHANG has been the Chairman of the Board and Chief Executive officer of the Company and its predecessors since 1991. Prior to March 1998, Mr. Chang also held the title of President. From 1989 to 1992, Mr. Chang was a Senior Vice President and Sector Executive for Corporate Real Estate and General Services for The Bank of New York. He was responsible for the acquisition, management and disposition of the Bank of New York's properties worldwide, facilities design and construction, security and centralized administrative services. Mr. Chang previously had over 15 years banking experience with Bankers Trust and Irving Trust Company. He has a Masters Degree in Industrial Engineering from New York University and a Bachelors Degree from the State University of New York at Stonybrook.

    JAMES GANLEY has been a director of the Company since 1994. From October 1988 until his retirement in 1990, Mr. Ganley was a Senior Executive Vice President of The Bank of New York. Mr. Ganley was a member of the Senior Management Steering Committee at The Bank of New York and was directly responsible for the mergers of the systems, products and operations of The Bank of New York with Irving Trust Company. Prior to 1988, Mr. Ganley had held various executive positions at Irving Trust Company and was Group Executive responsible for Banking Operations activities, which comprised 13 divisions. He was also a member of Irving Trust Company's Senior Executive Management Committee. Mr. Ganley received a Bachelors Degree in Economics from New York University and was a participant in Harvard University's program for management development.

    JIMMY C.M. HSU has been a director of the Company since 1994. From 1995 until 1996, Mr. Hsu was the Vice Chairman of Russ Berrie and Company, Inc. ("Russ Berrie"), a New York Stock Exchange listed company which manufactures and distributes toys and gifts to retail stores. Mr. Hsu joined Russ Berrie in 1979 as Vice President, Far East Operations. In 1987, he was appointed Senior Vice President and Director of World-Wide Marketing of Russ Berrie. In 1991, he was elected to the board of Russ Berrie and was appointed the position of Executive Vice President. In 1995, Mr. Hsu became Vice Chairman of Russ Berrie. Mr. Hsu is currently an independent investor.

    KRISHNAN P. THAMPI has been the President, Chief Operating Officer, Assistant Secretary, and Treasurer of the Company since March 1998 and from 1992 through February 1998, Mr. Thampi was the Chief Financial Officer, Chief Operating Officer, Executive Vice President, Assistant Secretary and Treasurer of the Company and its predecessors. He became a director of the Company in 1994. From 1989 to 1992, he was a Senior Vice President for Administrative Services at The Bank of New York. From 1988 to 1989, he was a Senior Vice President for Systems Services at Irving Trust Company. He also performed controller and personnel management functions while at Irving Trust Company. Mr. Thampi has a Masters Degree in Business Administration from Columbia University and a Bachelors Degree in Engineering from McGill University.

    YUPIN WANG has been a director of the Company since 1994. Mr. Wang is currently the President of W W International, a worldwide management consulting firm. Prior to establishing W W International in 1992, Mr. Wang was a member of the executive management team of International Business Machines Corp. ("IBM") from 1962 to 1992. He had held various positions at IBM, including Director of Marketing Operations, Director of Marketing Strategy and Director of Customer Satisfaction. As Director of Customer Satisfaction, he established IBM's Customer Satisfaction Management System, which contributed to IBM Rochester winning the Malcolm Baldrige Award. Mr. Wang received a Bachelors Degree in Economics from National Taiwan University and Masters Degrees from Oklahoma State University and New York University.

    JEFFREY C. KEY joined the Company as Chief Financial Officer in March 1998. From July 1995 to March 1998, Mr. Key worked in the investment banking department of Jefferies & Company, Inc., most recently as senior vice president, corporate finance. Prior to joining Jefferies & Company, Inc., Mr. Key was with Fahnestock & Co. Inc. between January 1993 and July 1995 in investment banking and with Security Pacific National Bank between June 1989 and January 1993 in its credit analysis department. During his employment as an investment banker, Mr. Key concentrated on working with rapidly growing middle market companies. Mr. Key holds a Bachelors Degree in Business Administration from the University of Colorado, where he concentrated in finance and accounting.

    RICHARD W. HASSLINGER joined the Company's predecessor in November 1992 as a Site Manager and has been Senior Vice President -- Regional Manager of the Company since January 1995. From May 1992 to November 1992, he served as a consultant to the Company. From May 1988 until May 1992, he was Vice President and Division Head for Facilities Management at The Bank of New York. His responsibilities there included leasing and acquisitions, design and construction, and property management. From 1973 to 1988, he managed several operational activities at Irving Trust Company. Mr. Hasslinger has a Bachelors Degree in Business Administration from Hope College.

    ROBERT J. KRAUSE joined the Company's predecessor in June 1993 and served as a Site Manager until January 1995, when he became a Senior Vice President -- Strategic Planning and Development of the Company. From 1983 to 1993, Mr. Krause was Vice President of Administrative Services for The Bank of New York. From 1978 to 1983, he held product development, marketing and strategic planning responsibilities at Irving Trust Company. Mr. Krause has a Bachelors Degree in Electrical Engineering from the University of Oklahoma.

    WILLIAM A. SCHICKLER, III is a Senior Vice President of the Company and President of The Practice Tee, Inc. ("TPT"), a subsidiary of the Company. Mr. Schickler is responsible for the Company's operations in the West Coast Region. Prior to joining TPT in 1992, Mr. Schickler was a founding general partner with The Waterford Group, a partnership involved in the development and marketing of golf course related real estate projects. Mr. Schickler is a certified public accountant and holds a Bachelors Degree in Business Administration.

    PAMELA S. CHARLES joined the Company as Vice President, Secretary and General Counsel in January 1997. From February 1994 until January 1997, she was an associate at the law firm of Squadron, Ellenoff, Plesent & Sheinfeld, LLP where she specialized in federal securities law and mergers and acquisitions. From 1987 to 1994, Ms. Charles was an associate at the law firm of Schulte, Roth & Zabel. Ms. Charles has a law degree from Hofstra University School of Law and has a B.A. from the State University of New York at Binghamton.

    GARRETT J. KELLEHER, a certified public accountant, joined the Company's predecessor in July 1993 as a Site Manager and served as Controller from January 1994 to June 1995. He has been the Vice President -- Finance since July 1995. From 1980 to September 1990, Mr. Kelleher was Group Controller for Bank Operations at The Bank of New York. He has held a variety of accounting and financial management positions at The Bank of New York, and previously in public accounting. Mr. Kelleher acted as an independent consultant from September 1990 to July 1993. Mr. Kelleher has a Masters Degree in Finance from St. John's University and a Bachelors Degree in Business Administration from Manhattan College.

    RODGER P. POTOCKI was the Northern District Director for the Company from September 1994 until he was appointed Vice President -- Regional Manager, Northern Region, in February 1995. From October 1979 to September 1994, he was Executive Vice President of Oneida County Industrial Development Corporation, a non-profit development corporation ("Oneida Industrial"). At Oneida Industrial, Mr. Potocki was responsible for new investment and job creation projects in Oneida County, New York, and implemented New York State's first direct loan fund for new businesses. Previously, he served as Director of Planning and Development for the City of Rome, New York. Mr. Potocki has a Masters Degree in Political Science from the Graduate School of Public Affairs in Albany, New York and a Bachelors Degree from Syracuse University.

    MARGARET M. SANTORUFO joined the Company as Controller in June 1995. From January 1990, until she joined the Company in 1995, she was an audit supervisor with Richard A. Eisner & Company, LLP. Ms. Santorufo received a Bachelors Degree in Accounting from St. John's University.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth the annual and long-term compensation for services in all capacities paid to Dominic Chang, the Company's Chairman of the Board and Chief Executive Officer, and Krishnan P. Thampi, the Company's President, Chief Operating Officer, Assistant Secretary, Treasurer and Director (the "Named Executives") during 1995, 1996 and 1997. Other than Named Executives, no other executive officer received compensation exceeding $100,000 during 1995, 1996 or 1997. The chart below reflects the positions held by Messrs. Chang and Thampi during the relevant periods.

                           SUMMARY COMPENSATION TABLE

                                         ANNUAL COMPENSATION                              LONG-TERM COMPENSATION
                          --------------------------------------------------  -----------------------------------------------
                                                                                                                 LONG-TERM
        NAME AND                                                  OTHER         RESTRICTED      SECURITIES       INCENTIVE
       PRINCIPAL                                                 ANNUAL            STOCK        UNDERLYING         PLAN
     POSITION YEAR          YEAR      SALARY       BONUS      COMPENSATION       AWARD(S)         OPTIONS         LAYOUTS
------------------------  ---------  ---------  -----------  ---------------  ---------------  -------------  ---------------
Dominic Chang,
  Chairman of the Board,
  President and                1997  $ 140,000          --             --               --              --              --
  Chief Executive              1996  $ 120,000          --      $   9,000(1)(2)           --            --              --
  Officer                      1995  $  65,000          --      $   9,000(1)            --          10,000(3)           --

Krishnan P. Thampi,
  Chief Financial
  Officer, Chief
  Operating Officer,           1997  $ 120,000          --                                          60,088(7 (8)
  Assistant Secretary,         1996  $ 100,000          --      $   7,200(1)            --          85,000(4 (5)           --
  Treasurer and Director       1995  $  60,000          --      $   7,200(1)            --          30,000(3 (6)           --



        NAME AND               ALL OTHER
       PRINCIPAL             COMPENSATION
     POSITION YEAR               YEAR
------------------------  -------------------
Dominic Chang,
  Chairman of the Board,
  President and                       --
  Chief Executive                     --
  Officer                             --
Krishnan P. Thampi,
  Chief Financial
  Officer, Chief
  Operating Officer,
  Assistant Secretary,                --
  Treasurer and Director              --

------------------------

(1) Includes amounts paid to lease a car.

(2) Does not include $650,000 earned by Mr. Chang as a contingent purchase price relating to the purchase by the Company in November 1995 of the Practice Tee, Inc.

(3) Stock options to purchase 10,000 shares of Common Stock were granted in March 1995 at $6.75 per share (the fair market value of the Common Stock on the date of such grant); these options became exercisable in March 1996.

(4) Stock options to purchase 35,000 shares of Common Stock were granted in July 1996 at $22.75 per share (the fair market value of the Common Stock on the date of such grant); 11,667 of these options are currently exercisable.

(5) Stock options to purchase 50,000 shares of Common Stock were granted in December 1996 at $22.75 per share (the fair market value of the Common Stock on the date of such grant); 16,667 of these options are currently exercisable.

(6) Stock options to purchase 20,000 shares of Common Stock were granted in November 1995 at $14.88 per share (the fair market value of the Common Stock on the date of such grant); 13,333 of these options are currently exercisable.

(7) Stock options to purchase 25,088 shares of Common Stock were granted in March 1997 at $17.375 per share (the fair market value of the Common Stock on the date of such grant); 8,363 of these options are currently exercisable.

(8) Stock options to purchase 35.000 shares of Common Stock were granted in November 1997 at $26.563 per share (the fair market value of the Common Stock on the date of such grant); these options are not currently exercisable.

    The following table sets forth certain information concerning options granted to Mr. Thampi during the fiscal year ended December 31, 1997. No options were granted to Mr. Chang during the fiscal year ended December 31, 1997.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                         POTENTIAL REALIZABLE
                                                                                           VALUE AT ASSUMED
                                                                                           ANNUAL RATES OF
                                                                                             STOCK PRICE
                                                                                             APPRECIATED
                                             INDIVIDUAL GRANTS                             FOR OPTION TERM
                    -------------------------------------------------------------------  --------------------
                        NUMBER OF
                       SECURITIES      PERCENT OF TOTAL
                       UNDERLYING       OPTIONS GRANTED   EXERCISE OR
                         OPTIONS        TO EMPLOYEES IN   BASE PRICE
NAME                   GRANTED (1)        FISCAL YEAR      ($/SHARE)   EXPIRATION DATE     5%($)     10%($)
------------------  -----------------  -----------------  -----------  ----------------  ---------  ---------
Krishnan P. Thampi         25,088                7.6%         17.375   March 20, 2007      274,138    694,719

                           35,000               10.5%         26.563   November 3, 2007    584,686  1,481,710

------------------------

(1) All options were granted pursuant to the 1997 Stock Incentive Plan.

AGGREGATED OPTION EXERCISES DURING THE FISCAL YEAR ENDED DECEMBER 31, 1997 AND
  FISCAL YEAR END OPTION VALUES.

    The following table sets forth certain information concerning the number and value of securities underlying exercisable and unexercisable stock options as of December 31, 1997 by the Named Executives. No options were exercised by the Named Executives during the fiscal year ended December 31, 1997.

                         FISCAL YEAR-END OPTION VALUES

                                                              NUMBER OF SECURITIES
                                                                   UNDERLYING             VALUE OF UNEXERCISED
                                                              UNEXERCISED OPTIONS         IN-THE- MONEY OPTIONS
                                                               AT FISCAL YEAR END          AT FISCAL YEAR END
                                                           --------------------------  ---------------------------
NAME                                                       EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
---------------------------------------------------------  -----------  -------------  ------------  -------------
Dominic Chang............................................      10,000             --       246,250             --

Krishnan P. Thampi.......................................      86,667        123,421     1,686,250      1,118,402

STOCK OPTION PLANS

    On March 6, 1996, the Board of Directors of the Company adopted, and on June 7, 1996, the stockholders approved, the Company's 1996 Stock Incentive Plan (the "1996 Plan"). The 1996 Plan provides (i) for the grant of options to purchase up to 500,000 shares of Common Stock to employees, officers, directors and consultants of the Company and (ii) an automatic grant of non-qualified stock options to purchase 10,000 shares to each non-employee director upon his election or appointment to the Board of Directors and annual grants (commencing on the date the 1996 Plan was approved by stockholders) to each non-employee director of non-qualified stock options to purchase 10,000 shares of Common Stock at the fair market value of the Common Stock on the date of the grant. On April 25, 1997, the Board of Directors of the Company adopted, and, on June 24, 1997, the stockholders approved the Company's 1997 Stock Incentive Plan (the "1997 Plan"). The 1997 Plan is identical to the 1996 Plan.

    The 1996 Plan and the 1997 Plan (collectively the "Plans") are administered by the Stock Option Committee, which determines, among other things, those individuals who receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock issuable upon the exercise of each option and the option exercise price. Effective upon the exhaustion of all options authorized under the 1996 Plan, automatic grants under the 1996 Plan will cease and be replaced by the automatic grants under the 1997 Plan.

    The exercise price per share of Common Stock subject to an incentive option may not be less than the fair market value per share of Common Stock on the date the option is granted. The per share exercise price of the Common Stock subject to a non-qualified option may be established by the Board of Directors. The aggregate fair market value (determined as of the date the option is granted) of Common Stock for which any person may be granted incentive stock options which first become exercisable in any calendar year may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to such person, 10% or more of the total combined voting power of all classes of stock of the Company (a "10% Stockholder") shall be eligible to receive any incentive stock options under the Plans, unless the exercise price is at least 110% of the fair market value of the shares of Common Stock subject to the option, determined on the date of grant. Non-qualified options are not subject to such limitation.

    No stock option may be transferred by an optionee other than by will or the by-laws of descent and distribution, and, during the lifetime of an optionee, the option will be exercised only by the optionee. In the event of termination of employment other than by death or disability, the optionee will have no more than three months after such termination during which the optionee shall be entitled to exercise the option, unless otherwise determined by the Stock Option Committee. Upon termination of employment of an optionee by reason of death or permanent disability, such optionee's options remain exercisable for one year thereafter to the extent such options were exercisable on the date of such termination.

    Options under the Plans, must be issued within ten years from their respective effective dates which is June 7, 1996 in the case of the 1996 Plan and April 25, 1997 in the case of the 1997 Plan. Incentive stock options granted under the Plans, cannot be exercised more than 10 years from the date of grant. Incentive stock options issued to a 10% Stockholder are limited to five-year terms. All options granted under the Plans provide for the payment of the exercise price in cash or by delivery to the Company of shares of Common Stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods. Therefore, an optionee may be able to tender shares of Common Stock to purchase additional shares of Common Stock and may theoretically exercise all of such optionee's stock options with no additional investment other than the purchase of the original shares.

    Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by the Company become available again for issuance under the Plans.

    As of March 23, 1998, options to purchase 999,375 shares of Common Stock have been granted under the Plans of which options to purchase 317,214 shares have been exercised. In addition, on March 8, 1995, Messrs. Chang and Thampi were each granted options outside of the Plans to purchase 10,000 shares of Common Stock at $6.75 per share (the fair market value of the Common Stock on the date of such grant) in connection with an amendment to their respective employment agreements. These options became exercisable in March 1996 and are still outstanding. In addition, on March 7, 1996, various employees of the Company were granted options outside of the Plans to purchase an aggregate of 53,500 shares of Common Stock at $19.875 (the fair market value of the Common Stock on the date of such grant), which options vest ratably over three years. On September 22, 1997, 12,500 options were granted outside of the plan to a consultant at an exercise price of $27.625.

EMPLOYMENT AGREEMENTS

    The Company has entered into employment agreements, each expiring on December 31, 1999, with each of Mr. Chang and Mr. Thampi, pursuant to which each will devote at least 95% of his business time to the affairs of the Company. Pursuant to his employment agreement, Mr. Chang received a base salary of $120,000 in 1996, a base salary of $140,000 in 1997 and will receive a base salary of $140,000 and $160,000 in 1998 and 1999, respectively. Such base salaries are subject to additional increase within the discretion of the Board of Directors which will take into account, among other things, the performance of the Company and the performance, duties and responsibilities of Mr. Chang. Mr. Chang also receives use of a Company-leased automobile and will receive such bonuses as may be determined by the Board of Directors throughout the term of his employment agreement. The employment agreement also provides that Mr. Chang will not compete with the Company for two years after the termination of his employment.

    Pursuant to his employment Mr. Thampi received a base salary of $100,000 in 1996, a base salary of $120,000 in 1997 and will receive a base salary of $120,000 and $140,000 in 1998 and 1999, respectively. Such base salaries are subject to additional increases within the discretion of the Board of Directors which will take into account, among other things, the performance of the Company and the performance, duties and responsibilities of Mr. Thampi. Mr. Thampi also receives use of a Company-leased automobile and will receive such bonuses as may be determined by the Board of Directors throughout the term of his employment agreement. The employment agreement also provides that Mr. Thampi will not compete with the Company for two years after the termination of his employment.

    In March 1998, the Company entered into a three year employment agreement with Jeffery C. Key pursuant to which Mr. Key will serve as Chief Financial Officer of the Company and will receive an annual base salary of $130,000, $140,000 and $150,000 during each year of the three year term, respectively. Such base salary is subject to additional increase within the discretion of the Board of Directors which will take into account, among other things, the performance of the Company and the performance, duties and responsibilities of Mr. Key. Mr. Key also received 60,000 stock options under the Company's 1997 Plan and 15,000 restricted shares of the Company's Common Stock, all of which are subject to a three-year vesting schedule. Such restricted shares are forfeited if Mr. Key is not employed by the Company on the date such shares are scheduled to vest. The employment agreement also provides that Mr. Key will not compete with the Company for one year after the termination of his employment. In addition, the employment agreement provides that if following a change in control of the Company (as defined in the employment agreement), Mr. Key terminates his employment for good reason, he will be entitled to receive a lump sum payment equal to his base salary for the remaining term of the employment agreement, all previously earned and accrued benefits, continued full benefit coverage under all of the Company's benefit plans and fully vested benefits under all plans, including stock option plans.

    The Company does not have written employment agreements with Messrs. Hasslinger, Kelleher, Krause, Schickler, or Potocki or with Ms. Charles or Ms. Santorufo

DIRECTOR'S COMPENSATION

    The Company's employee directors do not receive any additional compensation for their services as directors. Non-employee directors do not receive a fee for serving as such, but are reimbursed for expenses. In addition, non-employee directors participate in the Company's Plans. The 1996 Plan and the 1997 Plan provides for an automatic grant of non-qualified stock options to purchase 10,000 shares of Common Stock to each non-employee director upon his or her election or appointment to the Board of Directors and annual grants of non-qualified stock options to purchase 10,000 shares of Common Stock at the fair market value on the date of such grant. Following the grants made immediately after the Company's annual meeting of stockholders in June 1997, grants under the 1996 Plan ceased and were replaced by the automatic grants under the 1997 Plan.

REPORT ON REPRICING OF STOCK OPTIONS

    The Company did not adjust or amend the exercise price of stock options previously awarded to Mr. Chang or Mr. Thampi during the last fiscal year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Company's Compensation Committee consists of Dominic Chang, James Ganley and Yupin Wang, each of whom is a non-employee member of the Company's Board of Directors, with the exception of Mr. Chang, who is also the Company's Chief Executive Officer and Chairman of the Board.

COMPENSATION COMMITTEE REPORT TO STOCKHOLDERS

    The Compensation Committee of the Board of Directors is responsible for determining the compensation of executive officers of the Company, other than compensation awarded pursuant to the Company's Plans which are administered by the Stock Option Committee of the Board of Directors. Mr. Chang abstains from any vote regarding his compensation.

    The Stock Option Committee is responsible for granting and setting the terms of stock options under the Plans. Messrs. Ganley and Wang serve on the Stock Option Committee.

GENERAL POLICIES REGARDING COMPENSATION OF EXECUTIVE OFFICERS

    The Company's executive compensation policies are intended (1) to attract and retain high quality managerial and executive talent and to motivate these individuals to maximize stockholder returns, (2) to afford appropriate incentives for executives to produce sustained superior performance, and (3) to reward executives for superior individual contributions to the achievement of the Company's business objectives. The Company's compensation structure typically consists of base salary and stock options. Together, these components link each executive's compensation directly to individual and Company performance.

    SALARY. Base salary levels reflect individual positions, responsibilities, experience, leadership and potential contribution to the success of the Company. Actual salaries vary based on the Compensation Committee's assessment of the individual executive's performance and the Company's performance.

    STOCK OPTIONS. Stock options, which are granted at the fair market value of the Common Stock on the date of grant, are currently the Company's sole long-term compensation vehicle. The stock options are intended to provide employees with sufficient incentive to manage from the perspective of an owner with an equity stake in the business.

    In determining the size of individual options grants, the Stock Option Committee considers the aggregate number of shares available for grant, the number of individuals to be considered for an award of stock options, and the range of potential compensation levels that the option awards may yield. The number and timing of stock option grants to executive officers are decided by the Stock Option Committee based on its subjective assessment of the performance of each grantee. In determining the size and timing of option grants, the Stock Option Committee weighs any factors it considers relevant and gives such factors the relative weight it considers appropriate under the circumstances then prevailing. While an ancillary goal of the Stock Option Committee in awarding stock options is to increase the stock ownership of the Company's management, the Stock Option Committee does not, when determining the amount of stock options to award, consider the amount of stock already owned by an officer. The Stock Option Committee believes that to do so could have the effect of inappropriately or inequitably penalizing or rewarding executives based upon their personal decisions as to stock ownership and option exercises.

    In 1993, the Internal Revenue Code was amended to limit the deductibility of compensation paid to certain executives in excess of $1 million. Compensation not subject to the limitation includes certain compensation payable solely because an executive attains performance goals ("performance-based compensation"). Stock options granted under the Plans will not qualify as performance-based compensation. The Company's compensation deduction for a particular executive's total compensation, including compensation realized from the exercise of stock options, will be limited to $1 million. The Compensation Committee believes that the compensation paid by the Company in fiscal 1997 will not result in any material loss of tax deductions for the Company.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

    Mr. Chang's base salary for the fiscal year ended December 31, 1997 was determined by the terms of his employment agreement with the Company which is described elsewhere herein. Additionally, Mr. Chang was granted certain stock options in fiscal 1995 which are described elsewhere herein. The members of the Compensation and Stock Option Committees of the Company believe that Mr. Chang's base salary level and stock option grants are modest in comparison to the outstanding contributions Mr. Chang has made to the Company's growth and financial position during the last fiscal year.

COMPENSATION COMMITTEE                         STOCK OPTION COMMITTEE

Dominic Chang                                  James Ganley
James Ganley                                   Yupin Wang
Yupin Wang

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and the other equity securities of the Company. Officers, directors, and persons who beneficially own more than ten percent of a registered class of the Company's equities are required by the regulations of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with; except one report was filed late by Mr. Hasslinger.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of March 26, 1998 regarding the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director of the Company, including the Named Executives, and (iii) all directors and executive officers of the Company as a group. Except as otherwise indicated and subject to community property laws where applicable, the persons named in the table above have sole voting and dispositive power with respect to the shares of Common Stock shown as beneficially owned by them. Information as to The TCW Group, Inc., Scudder Kemper Investments, Inc., Wells Fargo Bank, N.A., and ICM Asset Management, Inc. was derived from the Schedule 13G filed by each such stockholder, and, except for the percentage ownership, reflects the information contained in the Schedule 13G as of the date such Schedule 13G was filed.

                                                          NUMBER OF SHARES
NAME AND ADDRESS                                            BENEFICIALLY          PERCENT OF
OF BENEFICIAL OWNER                                             OWNED         OUTSTANDING SHARES
--------------------------------------------------------  -----------------  ---------------------

Dominic Chang(1)........................................       2,499,334(2)(3)            19.2%

The TCW Group, Inc(4)...................................       1,211,800                 9.3%

Scudder Kemper Investments, Inc.(9).....................       1,037,080                 7.9%

Wells Fargo Bank, N.A.(10)..............................         863,220                 6.6%

ICM Asset Management, Inc.(11)..........................         771,100                 5.9%

Krishnan P. Thampi(1)...................................         186,977(7)              1.4%

Jimmy C.M. Hsu(1).......................................         114,583(5)(6)           *

James Ganley(1).........................................          28,833(13)           *

Yupin Wang (1)..........................................           3,333(12)           *

All directors and executive officers of the
  Company as a group (13 persons).......................       2,919,056(2)            (8)            22.4%

------------------------

  * Less than 1%

 (1) The address of the stockholder is: c/o Family Golf Centers, Inc., 225 Broadhollow Road, Melville, New York 11747.

 (2) Includes 1,000 shares of Common Stock owned by Mr. Chang's children. Includes 10,000 shares of Common Stock issuable upon exercise of options which are currently exercisable.

 (3) Includes an aggregate of 738,334 shares pledged to banks to secure personal loans to Mr. Chang.

 (4) The address of The TCW Group, Inc. is: 865 Figueroa Street, Los Angeles, California 90017.

 (5) Does not include 66,250 shares of Common Stock beneficially owned by Mr. Hsu's brother. Mr. Hsu disclaims beneficial ownership of his brother's shares.

 (6) Includes 10,333 shares of Common Stock issuable upon exercise of options which are currently exercisable.

 (7) Includes 95,027 shares of Common Stock issuable upon exercise of options which are currently exercisable.

 (8) Includes 84,796 shares of Common Stock in addition to those referred to in notes (2) (3), (6), (7) above, issuable upon exercise of options which are currently exercisable.

 (9) The address of Scudder Kemper Investments ("SKI") is: 345 Park Avenue, New York, NY 10154. SKI is an Investment Advisor registered under Section 208 of the Investment Advisors Act of 1940. SKI provides investment advice to individuals, institutional clients and investment companies registered under Section 8 of the Investment Company Act of 1940 ("Managed Portfolios"). As a result of its role of advisor to such entities, SKI may be deemed to be the beneficial owner of the 1,037,080 shares of Common Stock in the Company, and has neither the right to receive dividends from nor the proceeds from the sale of any such shares by the Managed Portfolios. SKI Managed Portfolios have the right to receive all dividends and proceeds from the sale of such shares of Common Stock. SKI disclaims beneficial ownership of such shares.

(10) The address of the Wells Fargo Bank, NA is: 343 Sansome Street, 3rd Fl., San Francisco, CA 94163.

(11) The address of the ICM Asset Management, Inc. is: 601 W. Main Avenue, Suite 600, Spokane, WA 99201.

(12) Includes 3,333 shares of Common Stock issuable upon exercise of options which are currently exercisable.

(13) Includes 10,333 shares of Common Stock issuable upon exercise of options which are currently exercisable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Mr. Chang is a guarantor of $3.0 million principal amount loaned to the Company by Orix in May 1995. Such loan matures in May 2000.

    In addition, Mr. Hsu served as a consultant to the Company's retail area and ice rink operation during the period from October 1, 1997 to December 31, 1997.

    In November of 1997, Mr. Hasslinger incurred indebtedness to the Company in the amount of $10,000. Such indebtedness has since been repaid.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS.

  EXHIBIT                                                                                            PAGE
    NO.                                          DESCRIPTION                                          NO.
-----------  -----------------------------------------------------------------------------------  -----------

       3.1*  Certificate of Incorporation.

       3.2*  By-laws.

      10.1*  Agreement to Exchange, dated as of September 11, 1994, by and among Family Golf
             Centers, Inc. and Dominic Chang, Jimmy C.M. Hsu, Krishnan Thampi, Tommy Hsu, and
             John Chen.

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

      10.4*  Employment Agreement, dated as of September 11, 1994, between Family Golf Centers,
             Inc. and Dominic Chang.

    10.4.1* *** Amendment No. 1, dated March 8, 1995, to the Employment Agreement, dated as of
             September 11, 1994, between Family Golf Centers, Inc. and Dominic Chang, filed as
             Exhibit 10.5.

      10.5*  Employment Agreement, dated as of September 11, 1994, between Family Golf Centers,
             Inc. and Krishnan Thampi.

    10.5.1* *** Amendment No. 1, dated March 8, 1995, to the Employment Agreement, dated as of
             September 11, 1994, between Family Golf Centers, Inc. and Krishnan P. Thampi, filed as Exhibit 10.5.

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

    10.6.2* *** Amendment entered into December 2, 1994 to Agreement dated as of August 12, 1992, by and between Golden Bear International, Inc. and Orient Associates International,
             Inc., filed as Exhibit 10.6.

      10.7*  License Agreement, dated September 14, 1994, between Orient Associates
             International, Inc. and City of New York Parks & Recreation Department.

      10.8*  Form of Common Stock Purchase Warrant, for an aggregate of 24,950 shares of Common
             Stock, expiring on August 15, 1999.

      10.9*  Family Golf Centers, Inc. 1994 Stock Incentive Plan.

     10.10++++ Family Golf Centers, Inc. 1996 Stock Incentive Plan.

  EXHIBIT                                                                                            PAGE
    NO.                                          DESCRIPTION                                          NO.
-----------  -----------------------------------------------------------------------------------  -----------
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

     10.18** Collateral Note and Security Agreements, dated September 28, 1994 and September 30,
             1994, between Bank of New York, as Lender, and Skydrive Co., Inc., as Borrower.

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

     10.23+  Promissory Note, dated May 4, 1995, made by Family Golf Centers, Inc. in favor of
             Chemical Bank in the principal amount of $850,000.

     10.24* *** Registration Rights Agreement, dated April 28, 1995, between Kenneth Gurley and
             Family Golf Centers, Inc.

     10.25* *** Commitment letter, dated September 28, 1995, issued by Chemical Bank, N.A. to
             Family Golf Centers, Inc.

     10.26* *** Mortgage, dated March 25, 1994 granted by Pelham Enterprises, Inc. in favor of
             United Carolina Bank of South Carolina.

     10.27* *** Warrant to purchase 80,000 shares of Common Stock, dated November 23, 1994, issued to Hampshire Securities Corporation by Family Golf Centers, Inc.

  EXHIBIT                                                                                            PAGE
    NO.                                          DESCRIPTION                                          NO.
-----------  -----------------------------------------------------------------------------------  -----------
     10.28* *** Warrant to purchase 40,000 shares of Common Stock, dated November 23, 1994 issued to Brenner Securities Corporation by Family Golf Centers, Inc.

     10.29* *** Form of Representatives' Warrants.

     10.30* *** TPT/FGC Purchase Agreement, dated as of September 28, 1995, between Family Golf
             Centers, Inc., Dominic Chang, Krishnan Thampi, Ken Simonds and William Schickler
             III.

     10.31* *** Registration Rights Agreement, dated August 24, 1995, between Thomas Matthews, J.L.
             Matthews, Jr. and Family Golf Centers, Inc.

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

     10.34**** Stock Option Agreement, dated September 28, 1995, between Family Golf Centers, Inc.
             and Upper Hembree Partners, L.P.

     10.35**** Registration Rights Agreement, dated September 28, 1995, between Family Golf
             Centers, Inc. and Upper Hembree Partners, L.P.

     10.36**** Form of Promissory Note, dated September 28, 1995, in the principal amount of
             $35,000 made by Upper Hembree Partners, L.P. in favor of Family Golf Centers, Inc.

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

     10.39**** Form of Guaranty Agreement from Dominic Chang in favor of Bank South.

     10.40**** Form of Guaranty Agreement from Family Golf Centers, Inc. in favor of Bank South.

     10.41*  *** Promissory Note, dated November 8, 1995, in the principal amount of $4,000,000 made by Family Golf Centers, Inc. in favor of Dominic Chang, as the representative of the shareholders of The Practice Tee, Inc.

     10.42*  *** Purchase Agreement, dated as of November 8, 1995, by and between Golf Masters
             Limited Partnership and Air Dome Limited Partnership, as Sellers, each of the general partners of Sellers and Valley View Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf Centers, Inc.

     10.43*  *** Escrow Agreement, dated as of November 8, 1995, among Family Golf Centers, Inc.,
             Golf Masters Limited Partnership, Air Dome Limited Partnership and Continental
             Stock Transfer & Trust Company.

     10.44*  *** Registration Rights Agreement, dated as of November 8, 1995, between Golf Masters
             Limited Partnership, Air Dome Limited Partnership and Family Golf Centers, Inc.

  EXHIBIT                                                                                            PAGE
    NO.                                          DESCRIPTION                                          NO.
-----------  -----------------------------------------------------------------------------------  -----------
     10.45*  *** Stock Option Agreement, dated as of November 8, 1995, among Family Golf Centers,
             Inc., Golf Masters Limited Partnership and Air Dome Limited Partnership.

     10.46*  *** Note, dated September 1992, in the principal amount of $350,000 made by Golf
             Masters Limited Partnership in favor of JSN Holdings and related Mortgage Deed.

     10.47+++ Deed of Assignment, dated February 27, 1996, between Owl's Creek Golf Center, Inc.,
             Virginia Beach Family Golf Centers, Inc. and the City of Virginia Beach, Virginia.

     10.48+++ Deed of Assignment, dated March 1, 1996, between Owl's Creek Golf Center, Inc. and
             Virginia Beach Family Golf Centers, Inc.

     10.49+++ Purchase Agreement, dated March 6, 1996, between Owl's Creek Golf Center, Inc. and
             Virginia Beach Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf
             Centers, Inc

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

  EXHIBIT                                                                                            PAGE
    NO.                                          DESCRIPTION                                          NO.
-----------  -----------------------------------------------------------------------------------  -----------
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

     10.62+++ Registration Rights Agreement, dated April 8, 1996, between Family Golf Centers,
             Inc. and 202 Golf Associates, Inc.

     10.63+++ Assignment and Assumption Agreement, dated April 8, 1996, between 202 Golf
             Associates, Inc. and Yorktown Family Golf Centers, Inc.

     10.64+++ Bill of Sale, dated April 8, 1996, by 202 Golf Associates, Inc.

     10.65+++ Indenture, dated April 8, 1996, between 202 Golf Associates, Inc. and Yorktown
             Family Golf Centers, Inc.

     10.66+ +++ Purchase Agreement, dated May 20, 1996, among Indian River Golf-O-Rama, Inc.,
             Indian River Family Golf Centers, Inc. and Lenrich Associates, L.L.C.

     10.67+  +++ Purchase Agreement, dated June 7, 1996, among Ruth Perillo, Lynn Perillo, Glen
             Perillo and Oscar Ramirez, as sellers, and Tucson Family Golf Centers, Inc., a wholly-owned subsidiary of Family Golf Centers, Inc.

     10.68+  +++ Stock Purchase Agreement, dated June 7, 1996, among Joseph E. Wolf, Kenneth R.
             Gibbons and Richard Johnson, as sellers, K.G. Golf, Inc. and Family Golf Centers,
             Inc.

     10.69+  +++ Assignment and Assumption of Lease, dated June 7, 1996, by and between Tree Court
             Golf & Recreational Complex, Inc. and St. Louis Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf Centers, Inc.

     10.70+  +++ Purchase Agreement, dated June 10, 1996, by and between W.A.G.N. Partners and West
             Palm Beach Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf
             Centers, Inc.

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

  EXHIBIT                                                                                            PAGE
    NO.                                          DESCRIPTION                                          NO.
-----------  -----------------------------------------------------------------------------------  -----------
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

  EXHIBIT                                                                                            PAGE
    NO.                                          DESCRIPTION                                          NO.
-----------  -----------------------------------------------------------------------------------  -----------
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

    10.104!!!! Stock Purchase Agreement, dated October 30, 1996, between Stacey Hart, The Seven
             Iron, Inc. and Family Golf Centers, Inc.

    10.105!!!! Escrow Agreement, dated October 30, 1996, between Stacey Hart, Family Golf Centers,
             Inc. and Continental Stock Transfer & Trust Company.

    10.106! !!! Credit Agreement, dated as of June 30, 1997 between The Chase Manhattan Bank and
             Family Golf Centers, Inc.

  EXHIBIT                                                                                            PAGE
    NO.                                          DESCRIPTION                                          NO.
-----------  -----------------------------------------------------------------------------------  -----------
    10.107!  !!! Agreement and Plan of Merger, dated as of July 25, 1997, among Family Golf Centers,
             Inc., Lake Grove Family Golf Centers, Inc. and Leisure Complexes, Inc.

    10.108!  !!! Escrow Agreement, dated as of July 25, 1997, among Family Golf Centers, Inc.,
             Leisure Complexes, Inc. and Continental Stock Transfer and Trust Company.

    10.109!  !!! Registration Rights Agreement, dated as of July 25, 1997, by and among Family Golf
             Centers, Inc., Arthur J. Calace, Jr., as stockholder representative and the Selling
             Stockholders.

    10.110!  !!! Asset Purchase Agreement, dated as of June 1, 1997, by and between Three Grove
             Partners and Lake Grove Family Golf Centers, Inc.

    10.111!  !!! Ground Lease Agreement, dated as of June 1, 1997, by and between Three Grove
             Partners and Lake Grove Family Golf Centers, Inc.

    10.112!  !!! Escrow Agreement, dated as of July 25, 1997, by and among Three Grove Partners,
             Family Golf Centers, Inc. and Continental Stock Transfer and Trust Company.

    10.113!  !!! Asset Purchase Agreement, dated as of July 29, 1997, by and between Active Sports
             Marketing, LLC and Golden Spikes, Inc., a wholly-owned subsidiary of Family Golf
             Centers, Inc.

    10.114!  !!! Indemnity Escrow Agreement, dated as of July 29, 1997, among Active Sports
             Marketing, LLC, Family Golf Centers, Inc. and Continental Stock Transfer and Trust
             Company.

    10.115!  !!! Escrow Agreement, dated as of July 29, 1997, among Active Sports Marketing LLC,
             Family Golf Centers, Inc. and Continental Stock Transfer and Trust Company.

    10.116!  !!! Registration Rights Agreement, dated as of July 29, 1997, by and between Family
             Golf Centers, Inc. and Active Sports Marketing, LLC.

    10.117!  !!! Purchase Agreement, dated as of June 30, 1997, by and between Palm Lake Partners,
             Ltd. and Palm Family Golf Centers, Inc.

    10.118!  !!! Cash Escrow Agreement, dated as of June 10, 1997, by and between Palm Lake
             Partners, Ltd., Palm Family Golf Centers Inc. and Continental Stock Transfer &
             Trust Company.

    10.119!  !!! Assignment and Assumption Agreement, dated as of June 30, 1997, between Carver Golf
             Enterprises, Inc., Carver Family Golf Centers, Inc. and Family Golf Centers, Inc.

    10.120!  !!! Escrow Agreement, dated as of June 30, 1997, among Carver Family Golf Centers,
             Inc., Family Golf Centers, Inc., Carver Golf Enterprises, Inc. and Continental
             Stock Transfer and Trust Company.

    10.121!  !!! Registration Rights Agreement, dated as of June 30, 1997, by and between Family
             Golf Centers, Inc. and Carver Golf Enterprises, Inc.

    10.122!  !!! Assignment and Assumption of Lease, dated as of June 10, 1997, by and among Divot
             City, D.C. Management, Inc. and Milpitas Family Golf Centers, Inc.

  EXHIBIT                                                                                            PAGE
    NO.                                          DESCRIPTION                                          NO.
-----------  -----------------------------------------------------------------------------------  -----------
    10.123!  !!! Cash Escrow Agreement, dated as of June 26, 1997, by and among Divot City, Milpitas
             Family Golf Centers, Inc. and Santa Clara Land Title Company.

    10.124!  !!! Agreement and Plan of Merger, dated as of June 5, 1997, among Family Golf Centers,
             Inc., Philadelphia Family Golf Centers, Inc., Finley Enterprises, Ltd. and each of the Stockholders of Finley Enterprises, Ltd.

    10.125!  !!! Escrow Agreement, dated as of June 5, 1997, among Family Golf Centers, Inc., Robert
             Finlay, Daniel Pinciotti and Continental Stock Transfer and Trust Company.

    10.126!  !!! Asset Purchase Agreement, dated as of June 5, 1997, by and between Southampton
             Family Golf Center, Inc. and Philadelphia Family Golf Centers, Inc.

    10.127!  !!! Purchase Agreement and Escrow Instruction dated as of March 21, 1997, by and between LaSalle National Bank, as trustee and Tempe Family Golf Centers, Inc.

    10.128!  !!! Assignment and Assumption of Lease, dated as of April 23, 1997, by and between
             American Golf Corporation and San Bruno Family Golf Centers, Inc.

    10.129!  !!! Guaranty, made by Family Golf Centers, Inc., in favor of American Golf Corporation.

    10.130!  !!! Purchase and Sale Agreement, dated as of February 17, 1997, between Clifford E.
             Clay, as trustee and Englewood Family Golf Centers, Inc.

    10.131!  !!! Stock Purchase Agreement, dated as of April 2, 1997, by and between Margo Massahos,
             Green Oak Golf Practice Center, Inc. and Family Golf Centers, Inc.

    10.132!  !!! Cash Escrow Agreement, dated as of April 2, 1997, by and among Margo Massahos,
             Family Golf Centers, Inc. and Continental Stock Transfer and Trust Company.

    10.133!  !!! Assignment and Assumption of Concession Licenses, dated as of March 21, 1997, by and between American Golf Corporation, Randall's Island Family Golf Centers, Inc.
             and Darlington Family Golf Centers, Inc.

    10.134!  !!! Guaranty, made by Family Golf Centers, Inc. in favor of American Golf Corporation.

    10.135!  !!! Asset Purchase Agreement, dated as of March 12, 1997, by and between Carolina
             Capital Ventures, Ltd. and Raleigh Family Golf Centers, Inc.

    10.136!  !!! Ground Lease Agreement, dated as of March 12, 1997, by and between Carolina Capital
             Ventures, Ltd. and Raleigh Family Golf Centers, Inc.

    10.137!  !!! Guaranty, made by Family Golf Centers, Inc. in favor of Carolina Capital Ventures,
             Ltd.

    10.138!  !!! Cash Escrow Agreement, dated as of March 12, 1997, by and among Carolina Capital
             Ventures, Ltd., Raleigh Family Golf Centers, Inc. and Continental Stock Transfer
             and Trust Company.

    10.139!  !!! Asset Purchase Agreement, dated as of February 26, 1997, by and between College
             Golf Center Partnership and Palm Desert Family Golf Centers, Inc.

  EXHIBIT                                                                                            PAGE
    NO.                                          DESCRIPTION                                          NO.
-----------  -----------------------------------------------------------------------------------  -----------
    10.140!  !!! Suboccupancy Agreement, dated as of February 26, 1997, by and between College Golf
             Center Partnership and Palm Desert Family Golf Centers, Inc.

    10.141#  Form of 5 3/4% Convertible Promissory Note due 2004 of Family Golf Centers, Inc.

    10.142#  Registration Rights Agreement, dated October 16, 1997, among certain investors and
             Family Golf Centers, Inc.

    10.143#  Registration Rights Agreement, dated October 16, 1987, between The Bank of New York and Family Golf Centers, Inc.

    10.144## Family Golf Centers, Inc. 1997 Stock Incentive Plan

    10.145   Employment Agreement, dated as of March 16, 1998, between Family
             Golf Centers, Inc. and Jeffrey C. Key.

      11.1   Statement re: Computation of Earnings Per Share.

      21.1   Subsidiaries of Family Golf Centers, Inc.

      23.1   Consent of Richard A. Eisner & Company, LLP.

      27.1   Financial Data Schedule--Year-ended 1997.

      27.2   Financial Data Schedule--Restated for the Years ended December 31,
             1995 and December 31, 1996, and for the Quarters ended March 31,
             1996, June 30, 1996 and September 30, 1996.

      27.3   Financial Data Schedule--Restated for the Quarters ended March 31,
             1997, June 30, 1997 and September 30, 1997.

------------------------

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

*** Incorporated by reference to the Company's Registration Statement on Form SB-2 dated November 10, 1994 (Registration No. 33-83910)

**** Incorporated by reference to the Company's Current Report on Form 8-K, dated October 11, 1995.

***** Incorporated by reference to the Company's Registration Statement on Form SB-2 dated October 3, 1995 (Registration No. 33-97686).

****** Incorporated by reference to the Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form SB-2 dated November 9, 1995 (Registration No. 33-97686).

+ Incorporated by reference to the Pre-Effective Amendment No. 2 to the Company's Current Report on Form 8-K/A (Amendment No. 1), dated June 6, 1995.

++ Incorporated by reference to the Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form SB-2 dated November 29, 1995 (Registration No. 33-97686).

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

! Incorporated by reference to the Company's Current Report on Form 8-K, dated July 25, 1996.

!! Incorporated by reference to the Company's Current Report on Form 8-K, dated October 9, 1996.

!!! Incorporated by reference to the Company's Current Report on Form 8-K, dated October 30, 1996.

!!!! Incorporated by reference to the Company's Current Report on Form 8-K, dated November 13, 1996.

!!!!! Incorporated by reference to the Company's Current Report on Form 8-K, dated June 30, 1997.

!!!!!! Incorporated by reference to the Company's Current Report on Form 8-K, dated July 25, 1997.

# Incorporated by reference to the Company's Registration Statement on Form S-3 dated February 6, 1998 (Registration No. 333-44165).

## Incorporated by reference to the Company's Proxy Statement on Schedule 14A dated May 20, 1997.

    (b) REPORTS ON FORM 8-K.

    The Company's Current Report on Form 8-K, dated June 30, 1997, reporting an
Item 5 event.

    The Company's Current Report on Form 8-K, dated July 25, 1997, reporting an
Item 2 event.

    The Company's Current Report on Form 8-K, dated October 6, 1997, reporting an Item 5 event.

    The Company's Current Report on Form 8-K, dated October 16, 1997, reporting an Item 5 event.

    The Company's Current Report on Form 8-K, dated November 14, 1997, reporting an Item 5 event.

    The Company's Current Report on Form 8-K, dated January 30, 1998, reporting an Item 2 event.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FAMILY GOLF CENTERS, INC.

                                By:  /s/ DOMINIC CHANG
                                     -----------------------------------------
                                     Name: Dominic Chang
                                     TITLE: Chairman of the Board and Chief
Dated: March 31, 1998                       Executive Officer

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                          TITLE                    DATE
------------------------------  ---------------------------  -------------------
                                Chairman of the Board and
      /s/ DOMINIC CHANG           Chief Executive Officer
------------------------------    (Principal Executive         March 31, 1998
        Dominic Chang             Officer)

                                President, Chief Operating
    /s/ KRISHNAN P. THAMPI        Officer, Assistant
------------------------------    Secretary, Treasurer and     March 31, 1998
      Krishnan P. Thampi          Director

       /s/ JAMES GANLEY         Director
------------------------------                                 March 31, 1998
         James Ganley

      /s/ JIMMY C.M. HSU        Director
------------------------------                                 March 31, 1998
        Jimmy C.m. Hsu

        /s/ YUPIN WANG          Director
------------------------------                                 March 31, 1998
          Yupin Wang

      /s/ JEFFREY C. KEY        Chief Financial Officer
------------------------------    (Principal Financial         March 31, 1998
        Jeffrey C. Key            Officer)

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                                                                PAGE
                                                                                                                -----
CONSOLIDATED FINANCIAL STATEMENTS

  Report of Independent auditors...........................................................................         F-1

  Consolidated Balance Sheets as of December 31, 1997 and 1996.............................................         F-2

  Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995...................         F-3

  Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1997, 1996
    and 1995...............................................................................................         F-4

  Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996, and 1995..............         F-5

  Notes to financial statements............................................................................         F-6

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors

Family Golf Centers, Inc.

Melville, New York

    We have audited the accompanying consolidated balance sheets of Family Golf Centers, Inc. and subsidiaries as at December 31, 1997 and 1996 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Family Golf Centers, Inc. and subsidiaries at December 31, 1997 and 1996 and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

Richard A. Eisner & Company, LLP

New York, New York

March 26, 1998

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                   ------------------------------
                                                                                        1997            1996
                                                                                   --------------  --------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents......................................................  $    6,002,000  $    4,556,000
  Short-term investments.........................................................      55,846,000      33,838,000
  Inventories....................................................................      12,688,000       6,258,000
  Prepaid expenses and other current assets......................................       8,744,000       3,642,000
  Prepaid income taxes...........................................................                         600,000
                                                                                   --------------  --------------
      Total current assets.......................................................      83,280,000      48,894,000
Property, plant and equipment (net of accumulated depreciation of $6,160,000 and
  $2,823,000 for 1997 and 1996, respectively)....................................     208,884,000     103,889,000
Loan acquisition costs (net of accumulated amortization of $243,000 and $61,000
  for 1997 and 1996, respectively)...............................................       4,814,000         185,000
Other assets.....................................................................       7,725,000       2,646,000
Excess of cost over fair value of assets acquired (net of accumulated
  amortization of $451,000 and $108,000 for 1997 and 1996, respectively).........      20,804,000       2,679,000
                                                                                   --------------  --------------
                                                                                   $  325,507,000  $  158,293,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------
                                                   LIABILITIES
Current liabilities:
  Accounts payable, accrued expenses and other current liabilities...............  $    7,596,000  $    3,659,000
  Income taxes payable...........................................................       2,626,000
  Short-term loan payable--bank..................................................                       5,000,000
  Current portion of long-term obligations.......................................       7,164,000       3,560,000
                                                                                   --------------  --------------
      Total current liabilities..................................................      17,386,000      12,219,000
Convertible subordinated notes...................................................     115,000,000
Long-term obligations (less current portion).....................................      19,655,000       8,496,000
Deferred rent....................................................................         650,000         233,000
Deferred tax liability...........................................................       4,196,000         254,000
Other liabilities................................................................         208,000         147,000
                                                                                   --------------  --------------
      Total liabilities..........................................................     157,095,000      21,349,000
                                                                                   --------------  --------------
Commitments, contingencies and other matters
                                              STOCKHOLDERS' EQUITY
Preferred stock--authorized 1,000,000 shares, none outstanding
Common stock--authorized 50,000,000 shares, $.01 par value; 12,898,000 and
  11,850,000 shares outstanding at December 31, 1997 and 1996, respectively......         129,000         118,000
Additional paid-in capital.......................................................     153,640,000     131,707,000
Retained earnings................................................................      14,690,000       5,166,000
Treasury shares..................................................................         (47,000)        (47,000)
                                                                                   --------------  --------------
      Total stockholders' equity.................................................     168,412,000     136,944,000
                                                                                   --------------  --------------
                                                                                   $  325,507,000  $  158,293,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                 See notes to consolidated financial statements

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------
                                                                           1997           1996           1995
                                                                       -------------  -------------  ------------
Operating revenues...................................................  $  49,108,000  $  21,368,000  $  9,795,000
Merchandise sales....................................................     15,717,000      6,536,000     2,637,000
                                                                       -------------  -------------  ------------
      Total revenues.................................................     64,825,000     27,904,000    12,432,000
                                                                       -------------  -------------  ------------
Operating expenses...................................................     31,563,000     13,268,000     6,614,000
Cost of merchandise sold.............................................     10,467,000      4,458,000     1,779,000
Selling, general and administrative expenses.........................      5,132,000      3,580,000     1,242,000
                                                                       -------------  -------------  ------------
      Total expenses.................................................     47,162,000     21,306,000     9,635,000
                                                                       -------------  -------------  ------------
Operating income.....................................................     17,663,000      6,598,000     2,797,000
Interest expense.....................................................     (2,261,000)      (370,000)     (939,000)
Other income--net (includes interest income of $1,570,000 and
  $1,755,000 in 1997 and 1996, respectively).........................      1,659,000      2,172,000        66,000
                                                                       -------------  -------------  ------------
Income before income taxes and extraordinary items...................     17,061,000      8,400,000     1,924,000
Income tax expense...................................................      6,537,000      3,192,000       669,000
                                                                       -------------  -------------  ------------
Income before extraordinary item.....................................     10,524,000      5,208,000     1,255,000
Extraordinary item--early extinguishment of debt (net of tax benefit
  of $121,000).......................................................                                    (181,000)
                                                                       -------------  -------------  ------------
Net income...........................................................  $  10,524,000  $   5,208,000  $  1,074,000
                                                                       -------------  -------------  ------------
                                                                       -------------  -------------  ------------
Basic earnings per share:
  Income before extraordinary item...................................  $         .86  $         .52  $        .25
  Extraordinary item.................................................       --             --                (.04)
                                                                       -------------  -------------  ------------
  Net income.........................................................            .86            .52           .21
                                                                       -------------  -------------  ------------
                                                                       -------------  -------------  ------------
Diluted earnings per share:
  Income before extraordinary item...................................            .84            .51           .24
  Extraordinary item.................................................       --             --                (.04)
                                                                       -------------  -------------  ------------
  Net income.........................................................  $         .84  $         .51  $        .20
                                                                       -------------  -------------  ------------
                                                                       -------------  -------------  ------------
Weighted average shares outstanding-- Basic                               12,245,000     10,002,000     5,117,000
Effect of dilutive securities........................................        287,000        288,000       154,000
                                                                       -------------  -------------  ------------
Weighted average shares outstanding-- Diluted........................     12,532,000     10,290,000     5,271,000
                                                                       -------------  -------------  ------------
                                                                       -------------  -------------  ------------

                 See notes to consolidated financial statements

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                       NUMBER OF              ADDITIONAL                 RETAINED
                                                        SHARES                  PAID-IN     TREASURY     EARNINGS
                                                        ISSUED      AMOUNT      CAPITAL       STOCK     (DEFICIT)      TOTAL
                                                      -----------  ---------  -----------  -----------  ----------  -----------
Balance--December 31, 1994..........................   4,830,000   $  48,000  $ 7,302,000   $           $ (116,000)   7,234,000
Issuance of stock...................................     284,300       3,000    2,732,000                             2,735,000
Net proceeds from public offering...................   3,135,000      31,000   43,702,000                            43,733,000
Public offering expenses............................                           (1,317,000)                           (1,317,000)
Exercise of warrants................................      64,950       1,000      307,000                               308,000
Exercise of options.................................       3,795                   13,000                                13,000
Preferential distribution to stockholders of The
  Practice Tee, Inc.................................                           (4,392,000)                           (4,392,000)
Net income for the year.............................                                                     1,074,000    1,074,000
                                                      -----------  ---------  -----------  -----------  ----------  -----------
Balance--December 31, 1995..........................   8,318,045      83,000   48,347,000                  958,000   49,388,000
Issuance of stock...................................     342,900       3,000    6,512,000                             6,515,000
Issuance of warrants................................                               69,000                                69,000
Net proceeds from public offering...................   3,000,000      30,000   75,300,000                            75,330,000
Public offering expenses............................                           (1,064,000)                           (1,064,000)
Exercise of warrants................................     150,000       2,000    1,830,000                             1,832,000
Exercise of employee options........................      38,757                  213,000                               213,000
Preferential distribution to stockholders of The
  Practice Tee, Inc.................................                                                    (1,000,000)  (1,000,000)
Treasury stock received in exchange for note
  receivables (2,700 shares)........................                                        $ (47,000)                  (47,000)
Income tax benefit upon exercise of stock options...                              500,000                               500,000
Net income for the year.............................                                                     5,208,000    5,208,000
                                                      -----------  ---------  -----------  -----------  ----------  -----------
Balance--December 31, 1996..........................  11,849,702     118,000  131,707,000     (47,000)   5,166,000  136,944,000
Issuance of stock and warrants......................     888,532       9,000   18,690,000                            18,699,000
Exercise of warrants................................       2,216                  127,000                               127,000
Exercise of employee options........................      58,159       1,000      482,000                               483,000
Issuance of stock in connection with repayment of
  debt..............................................      89,176       1,000    2,029,000                             2,030,000
Exercise of options issued in connection with
  acquisitions......................................      10,000                  250,000                               250,000
Preferential distribution to stockholders of The
  Practice Tee, Inc.................................                                                    (1,000,000)  (1,000,000)
Income tax benefit upon exercise of stock options...                              355,000                               355,000
Net income for the year.............................                                                    10,524,000   10,524,000
                                                      -----------  ---------  -----------  -----------  ----------  -----------
Balance--December 31, 1997..........................  12,897,785   $ 129,000  $153,640,000  $ (47,000)  $14,690,000 $168,412,000
                                                      -----------  ---------  -----------  -----------  ----------  -----------
                                                      -----------  ---------  -----------  -----------  ----------  -----------

                 See notes to consolidated financial statements

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                              ----------------------------------
                                                                                 1997        1996        1995
                                                                              ----------  ----------  ----------
Cash flows from operating activities:
  Net income................................................................  $10,524,000 $5,208,000  $1,074,000
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
      Depreciation and amortization.........................................   5,736,000   2,187,000     739,000
      Deferred tax expense (benefit)........................................   1,242,000     370,000     (51,000)
      Issuance of warrants for consulting services..........................      80,000      69,000
      Extraordinary charge--early extinguishment of debt--loan acquisition
        cost write-off......................................................                             302,000
      Changes in:
        Inventories.........................................................  (6,430,000) (4,317,000) (1,478,000)
        Prepaid expenses and other current assets...........................  (6,595,000) (3,248,000)   (778,000)
        Prepaid income taxes................................................     600,000
        Other assets........................................................  (5,460,000) (1,211,000)   (749,000)
        Accounts payable, accrued expenses and other current liabilities....   2,682,000    (491,000)    655,000
        Deferred rent.......................................................     417,000     117,000     (71,000)
        Other liabilities...................................................      61,000    (125,000)    119,000
        Income taxes payable................................................   2,626,000    (669,000)    569,000
                                                                              ----------  ----------  ----------
          Net cash provided by (used in) operating activities...............   5,483,000  (2,110,000)    331,000
                                                                              ----------  ----------  ----------
Cash flows from investing activities:
  Acquisitions of property and equipment....................................  (66,583,000) (58,840,000) (15,213,000)
  Increase in security deposits.............................................                (230,000)
  Acquisition of goodwill...................................................  (15,768,000) (2,117,000)   (259,000)
  Net purchase of short-term investments....................................  (22,008,000) (33,838,000)
                                                                              ----------  ----------  ----------
          Net cash used in investing activities.............................  (104,359,000) (95,025,000) (15,472,000)
                                                                              ----------  ----------  ----------
Cash flows from financing activities:
  Loan acquisition costs....................................................    (361,000)               (246,000)
  Decrease in due to officers...............................................                            (455,000)
  Proceeds from convertible subordinated notes net of expenses..............  110,550,000
  Proceeds from loans--bank and others......................................  29,895,000   6,843,000  17,916,000
  Repayment of loans--bank and others.......................................  (40,542,000) (4,584,000) (19,594,000)
  Net proceeds from issuance of common stock................................              74,266,000  42,416,000
  Preferential distribution to stockholders of The Practice Tee, Inc........                          (4,392,000)
  Proceeds from the exercise of warrants and options........................     780,000   2,045,000     321,000
                                                                              ----------  ----------  ----------
          Net cash provided by financing activities.........................  100,322,000 78,570,000  35,966,000
                                                                              ----------  ----------  ----------
Net increase (decrease) in cash and cash equivalents........................   1,446,000  (18,565,000) 20,825,000
Cash and cash equivalents--beginning of period..............................   4,556,000  23,121,000   2,296,000
                                                                              ----------  ----------  ----------
Cash and cash equivalents--end of period....................................  $6,002,000  $4,556,000  $23,121,000
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------
Supplemental and noncash disclosures:
  Acquisition of property in exchange for common stock and warrants.........  $18,699,000 $6,515,000  $2,734,000
  Acquisition of property subject to loans payable..........................  $20,645,000 $6,602,000
  Issuance of stock in connection with repayment of debt....................  $2,030,000
  Acquisition of treasury stock in exchange for payment of a note
    receivable..............................................................              $   47,000
  Acquisition of property in exchange for loans from selling stockholder....  $2,053,000  $3,102,000
  Income tax benefit for exercise of stock options..........................  $  355,000  $  500,000
  Accrued for preferential distribution to stockholders of The Practice Tee,
    Inc.....................................................................  $1,000,000  $1,000,000
  Property additions accrued but not paid...................................  $  254,000  $   89,000  $  669,000
  Interest paid.............................................................  $1,695,000  $  958,000  $1,296,000
  Taxes paid................................................................  $6,774,000  $3,609,000  $   53,000

                 See notes to consolidatd financial statements

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE A--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] THE COMPANY:

    Family Golf Centers, Inc. operates golf centers designed to provide a wide variety of practice opportunities, including facilities for driving, chipping, putting, pitching and sand play. In addition, the Company's golf centers typically offer golf lessons instructed by PGA-certified golf professionals, full-line pro shops and other amenities to encourage family participation. As of December 31, 1997, the Company owned, leased or managed 60 golf facilities comprised of 46 golf centers and 14 combination golf center and golf course facilities located in 17 states. Of the golf centers, seven are currently operated under the name "Golden Bear Golf Centers" pursuant to a nonexclusive license agreement, expiring August 2002, with Golden Bear Golf Centers, Inc. ("GBGC"). The license agreement is terminable by GBGC under certain conditions. Of the 14 combination golf center and golf course facilities, 12 include par-3 or 9-hole golf courses, generally designed to facilitate the practice of golf, and two include regulation 18-hole golf courses.

    In July 1997, the Company acquired Leisure Complexes, Inc. ("LCI"), the operator of a family sports and entertainment supercenter which includes a golf center, an 18 hole executive golf course, an ice rink, additional family amusements and an 18,000 square foot conference center. Also in 1997, the Company acquired an ice rink facility and another indoor family sports and entertainment supercenter which includes two ice rinks, two soccer fields and additional family amusements.

[2] PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements include the accounts of Family Golf Centers, Inc. and its wholly owned subsidiaries (collectively the "Company").

    All significant intercompany transactions and accounts have been eliminated.

[3] CASH EQUIVALENTS:

    The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

[4] SHORT-TERM INVESTMENTS:

    Short-term investments are classified as "held to maturity" and are reported at cost plus accrued income which approximates market value.

[5] INVENTORIES:

    Inventory consists of merchandise for sale in the pro shop at each facility and food and beverage in the restaurants and are valued at the lower of cost on a first-in, first-out basis or market.

[6] PROPERTY, EQUIPMENT AND OTHER LONG LIVED ASSETS:

    Property, equipment and other long lived assets are stated at cost. Depreciation and amortization of the respective assets is computed using the straight-line method over their estimated lives or the term of the lease, including expected renewal options, if shorter. Leasehold improvements are amortized using the straight-line method over the remaining life of the lease, including expected renewal options.

    The carrying amount of all long lived assets is evaluated periodically to determine if adjustment to the useful life or to the unamortized balance is warranted. Such evaluation is based principally on the expected

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

NOTE A--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) utilization of the long lived assets and the projected undiscounted cash flows of the operations in which the long lived assets are used.

    Capitalized costs of long term improvements to existing sites, newly acquired sites and newly constructed sites, includes certain internally generated costs.

[7] PRE-OPENING COSTS:

    Costs associated with the opening of a new location are deferred and amortized over one year following the opening of a site. Pre-opening costs consists of primarily employee recruitment and training costs as well as pre-opening marketing expenditures.

[8] LOAN ACQUISITION COSTS:

    Loan acquisition costs incurred in connection with debt financing are amortized over the life of the applicable loan weighted in accordance with the amount of debt outstanding.

[9] INCOME TAXES:

    The Company accounts for income taxes utilizing the asset and liability approach requiring the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. The Company files a consolidated federal income tax return.

[10] NET INCOME PER SHARE:

    During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires the reporting of earnings per basic share and earnings per diluted share. Earnings per basic share are calculated by dividing net income by the weighted average outstanding shares during the period. Earnings per diluted share are calculated by dividing net income by the basic shares and all dilutive securities including options. Earnings per diluted share does not include the impact of potential common shares which would be antidilutive based on market prices.

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

[12] CONCENTRATION OF CREDIT RISK:

    Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents and short-term investments. The Company places its temporary cash investments in short-term, investment grade, interest bearing securities and, by policy, limits the amount of credit exposure in any one investment.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE A--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[13] STOCK BASED COMPENSATION:

    During 1996, the Company implemented Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

[14] RECENTLY ISSUED ACCOUNTING STANDARDS:

    In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure", No. 130, "Reporting Comprehensive Income", and No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company believes that the above pronouncements will not have a significant effect on the information presented in the financial statements.

[15] RECLASSIFICATIONS:

    Certain items have been reclassified to conform with the current year presentation.

NOTE B--ACQUISITION OF GOLF FACILITIES

    In 1996, the Company acquired (i) golf recreational facilities, in Flemington, New Jersey; Mohegan Lake, New York; Fairfield, Ohio; Tucson, Arizona; Easton, Massachusetts; Flanders, New Jersey; Margate, Florida; Maineville, Ohio; Milwaukee, Wisconsin; (ii) two combination golf center and 9-hole golf courses in Mesa, Arizona and Virginia Beach, Virginia; (iii) a golf recreational facility on which there is a 27-hole golf course in Fountain Inn, South Carolina; and (iv) a par-3 golf course in West Palm Beach, Florida. The Company also acquired in 1996, leasehold interests and the related existing golf recreational facilities in Indian River, Virginia; San Jose, California; Denver, Colorado; Westminster, California; Glen Burnie, Maryland; and St. Louis, Missouri which includes a par-3 golf course. In 1996 the Company also acquired a concession license with the City of Denver to manage an existing golf recreational facility and restaurant.

    In 1997, the Company acquired a golf recreational facility in Philadelphia, Pennsylvania and a combination golf center and 18-hole golf course in Palm Royale, California. The Company also acquired in 1997, leasehold interests and
(i) the related existing golf recreational facilities in Palm Desert, California; Carver, Massachusetts; Raleigh, North Carolina; Arlington, Texas; San Bruno, California; Milpitas, California; Warrenville, Illinois; Elk Grove, California; Columbus, Ohio; Commack, New York; Lake Grove, New York; (ii) an existing 18-hole golf courses in Olney, Maryland and Greenville, South Carolina; and (iii) an existing golf recreational facility on which there is a 9-hole executive course in Rio Salado, Arizona. The Company also acquired a concession license with the City of New York to operate an existing golf recreational facility in Randalls Island, New York and a management contract from Bergen County, New Jersey to operate an existing golf-recreational facility.

    In addition to the golf facilities, the Company acquired Leisure Complexes, Inc., ("LCI") a New York corporation that owns and operates a new 170,000 square-foot family sports super center including a golf

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

NOTE B--ACQUISITION OF GOLF FACILITIES (CONTINUED) center, an 18-hole executive golf course, an ice rink, additional family amusements such as video and virtual reality games and conference center, in Lake Grove, New York; the Golf Academy of Hilton Head, Inc. which operates a golf school and designs and manages corporate golf events located in Hilton Head, South Carolina; Long Island Skating Academy located in Syosset, New York; a family sports and entertainment supercenter with two ice rinks, two-soccer fields and additional family amusements located in Cincinnati, Ohio; and a golf club manufacturer located in Palm Desert, California.

    LCI also owned and operated seven stand alone bowling centers, six of which were sold shortly thereafter by the company at its cost.

    These acquisitions were accounted for using the purchase method of accounting. The purchase prices paid for the various facilities consisted of cash, common stock of the Company, notes or assumption of liabilities or a combination thereof.

                                                                     FACILITIES ACQUIRED
                                                                   YEAR ENDED DECEMBER 31,
                                                                 ----------------------------
                                                                     1997           1996
                                                                 -------------  -------------
Property, plant, equipment and leasehold interests.............  $  54,761,000  $  47,905,000
Other current assets...........................................      3,274,000        201,000
Excess of cost over fair value.................................     18,468,000         50,000
                                                                 -------------  -------------
Total assets...................................................     76,503,000     48,156,000
Assumption of mortgages payable................................    (20,645,000)    (1,700,000)
Assumption of other liabilities................................     (7,688,000)
                                                                 -------------  -------------
Net assets acquired............................................     48,170,000     46,456,000
                                                                 -------------  -------------
                                                                 -------------  -------------
Cash...........................................................     27,418,000     35,337,000
Fair value of common stock and warrants issued.................     18,699,000      6,363,000
Loans from selling stockholder.................................      2,053,000      3,102,000
Mortgage.......................................................                     1,654,000
                                                                 -------------  -------------
                                                                 $  48,170,000  $  46,456,000
                                                                 -------------  -------------
                                                                 -------------  -------------

    In November 1995, the Company acquired The Practice Tee, Inc. ("TPT"). TPT operates a combination Golden Bear Golf Center and golf course facility in El Segundo, California and a combination golf center and par-3 golf course facility in Gilroy, California. The purchase price consisted of $4,000,000 and up to $2,000,000 payable upon the achievement of certain operating targets.

    The operating results of companies acquired are included in the Company's results of operations from dates of acquisition.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

NOTE B--ACQUISITION OF GOLF FACILITIES (CONTINUED)
    The following unaudited pro forma information assumes that the acquisitions in 1997 had taken place at the beginning of 1996 and that the acquisitions in 1996 and 1995 had taken place at the beginning of 1995.

                                                   DECEMBER 31,
                                        ----------------------------------
                                           1997        1996        1995
                                        ----------  ----------  ----------
Total revenue.........................  $79,992,000 $56,222,000 $25,855,000
Net income (loss).....................  10,568,000   2,302,000    (490,000)
Net income (loss) per share--basic....        $.81        $.21       $(.09)
                        --diluted.....         .79         .20        (.09)

    Subsequent to December 31, 1997 ("1998 Acquisitions") the Company acquired Metrogolf Incorporated (Metro), the operator of eight golf facilities, through the successful completion of a tender offer; Blue Eagle Golf Centers, Inc., the operator of three golf facilities; an ice rink facility in Raleigh, North Carolina; and a golf facility in Holbrook, Massachusetts. In addition, in March 1998, the Company signed a long-term lease to construct and operate an ice rink and family entertainment center in New Rochelle, New York.

    The aggregate purchase price of the 1998 Acquisitions was approximately $43.1 million, consisting of cash, common stock of the Company and notes. The purchase price included excess of cost over fair value of $10.7 million.

    The following unaudited pro forma information for the year ended December 31, 1997 assumes that, in addition to the acquisitions in 1997 noted above, the 1998 Acquisitions had taken place at the beginning of 1997 and that the excess of cost over the fair value of assets acquired is being amortized over 20 years.

Total revenue..................................................  $84,170,000
Net income.....................................................   6,441,000
Net income per share--basic....................................        $.49
                  --diluted....................................         .48

    Unaudited pro forma results do not include acquisitions which were not material to the operations of the company.

    In addition, the Company purchased land and in certain locations was awarded municipal contracts, to construct and operate golf facilities in Norwalk, California; Bronx, New York; Brooklyn, New York; Broward County, Florida; Seattle, Washington and Denver, Colorado.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

NOTE C--SHORT-TERM INVESTMENTS

    Short-term investments including accrued interest, were as follows:

                                                                       AT
                                                                    COST PLUS
                                                                     ACCRUED                     UNREALIZED
HELD TO MATURITY                                                    INTEREST       FAIR VALUE       GAIN
---------------------------------------------------------------  ---------------  -------------  -----------
December 31, 1997:
Commercial paper and corporate bonds...........................   $  55,846,000   $  55,846,000      --
                                                                 ---------------  -------------  -----------
                                                                 ---------------  -------------  -----------
December 31, 1996:
U.S. Treasury and agencies.....................................   $  33,838,000   $  34,008,000   $ 170,000
                                                                 ---------------  -------------  -----------
                                                                 ---------------  -------------  -----------

NOTE D--PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are summarized as follows:

                                                                    1997            1996
                                                               --------------  --------------
Golf driving range facilities................................  $  118,608,000  $   59,596,000
Leasehold interest and improvements..........................      58,869,000      29,216,000
Machinery and equipment......................................      13,114,000       3,718,000
Furniture and fixtures.......................................       5,061,000       2,291,000
Construction in progress.....................................      19,392,000      11,891,000
                                                               --------------  --------------
                                                                  215,044,000     106,712,000
Accumulated depreciation and amortization....................       6,160,000       2,823,000
                                                               --------------  --------------
                                                               $  208,884,000  $  103,889,000
                                                               --------------  --------------
                                                               --------------  --------------

    Net book value of the Company's property, plant and equipment pledged as collateral for various loans aggregated $41,406,000 at December 31, 1997. Interest of $942,000 and $778,000 has been capitalized during the years ended December 31, 1997 and 1996, respectively, which amounts are included in property, plant and equipment. Included in property, plant and equipment at December 31, 1997 is $2,107,000 of accumulated capitalized interest.

NOTE E--PREPAID EXPENSES AND OTHER CURRENT ASSETS

    Prepaid expenses and other current assets consist of the following:

                                                                       1997           1996
                                                                   -------------  ------------
Prepaid insurance................................................  $     566,000  $    290,000
Prepaid taxes....................................................        251,000        90,000
Preopening expenses..............................................      2,752,000     1,036,000
Accounts receivable and interest receivable......................      2,617,000       500,000
Accounts receivable--employees...................................        297,000       114,000
Other receivable and prepaids....................................      2,261,000     1,612,000
                                                                   -------------  ------------
                                                                   $   8,744,000  $  3,642,000
                                                                   -------------  ------------
                                                                   -------------  ------------

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

NOTE F--LEASING ARRANGEMENTS

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

    Future minimum lease payments, including expected renewal options, under operating lease agreements that have initial or remaining noncancellable lease terms in excess of one year are as follows:

YEAR ENDING
DECEMBER 31,
------------------------------------------------------------------------------
1998..........................................................................  $    5,910,000
1999..........................................................................       6,696,000
2000..........................................................................       7,004,000
2001..........................................................................       7,146,000
2002..........................................................................       7,195,000
Thereafter....................................................................     154,488,000
                                                                                --------------
Total minimum lease payments..................................................  $  188,439,000
                                                                                --------------
                                                                                --------------

    Operating lease rent expense for the years ended December 31, 1997, 1996 and 1995 was $4,001,000, $2,597,000 and $1,527,000, respectively.

    Pursuant to certain of the Company's land leases, rent expense charged to operations differs from rent paid because of the effect of free rent periods and scheduled rent increases. Accordingly, the Company has recorded deferred rent payable of $650,000 and $233,000 at December 31, 1997 and 1996, respectively. Rent expense is calculated by allocating total rental payments, including those attributable to scheduled rent increases, on a straight-line basis, over the lease term.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

NOTE G--DEBT

[1] SHORT-TERM BORROWINGS:

    At December 31, 1996, the Company had borrowing under a revolving line of credit of $5,000,000, providing for interest at the bank's prime rate.

    On June 30, 1997, the Company entered into a two-year collateralized revolving credit facility of up to $20.0 million with a bank convertible into a four year term loan at the end of the first two years. After conversion to a term loan, the loan is payable in 16 substantially equal quarterly installments. Borrowings are at variable rates of interest. The loan is collateralized by the pledge of the stock of most of the Company's subsidiaries and such subsidiaries have also guaranteed the obligations. The agreement includes certain convenants covering operational and financial requirements. At December 31, 1997, there were no amounts outstanding under this facility.

    In March 1998, the Company entered into a loan agreement with a bank providing for a $10.0 million term loan collateralized by a mortgage on certain properties. Borrowings under the loan mature in April 2003 and bear interest at the prime rate less 1% during the drawdown period and at the prime rate during the paydown period. The Company also obtained, in March 1998, a commitment from a financial institution to provide a $10.0 million term loan collateralized by a mortgage on certain properties.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

NOTE G--DEBT (CONTINUED)
[2] LONG-TERM OBLIGATIONS:

    Long-term obligations consist of the following:

                                                                                            DECEMBER 31,
                                                                                    -----------------------------
                                                                                         1997           1996
                                                                                    --------------  -------------
Mortgage payable bearing interest at LIBOR plus 3.5% (capped at 10.5%), payable in monthly installments through May 2000 (the loan is personally guaranteed by the
  Chairman of the Board)..........................................................  $    2,874,000  $   2,946,000
Promissory note due August 1997 bearing interest payable monthly at 8%............                        998,000
Mortgage payable bearing interest payable monthly at bank's prime rate (8.5% at
  December 31, 1996)..............................................................                      1,600,000
Mortgage payable due March 7, 2001 bearing interest at 5.25%......................       1,700,000      1,700,000
Promissory notes (four notes of $480,000, $480,000, $250,000 and $250,000) payable on or after January 1, 1997 and not later than July 1, 1997 bearing interest payable monthly at 8%. The payee has an option to require payment with common
  stock of the Company at $27.00 a share..........................................                      1,460,000
Mortgage payable due July 15, 1997 bearing interest at 8%. Convertible into shares
  of Company's common stock at $25.00 a share.....................................                        700,000
Small business term loan bearing interest at 7.317%, payable in monthly
  installments through August 2016................................................         725,000        742,000
Promissory note payable December 31, 1997 bearing interest at 8%. Convertible into
  shares of the Company's common stock at $29.00 a share..........................                        200,000
Promissory note bearing interest at prime with interest only for the first year,
  and thereafter, payable in monthly installments.................................                      1,710,000
Mortgage note payable due August 1, 2002 bearing interest at LIBOR as adjusted, payable in monthly installments and an additional payment of $5,000,000 due on or before May 1, 1998 (6.97% at December 31, 1997) The loan includes certain
  covenants covering operational and financial requirements.......................      16,625,000
Promissory note payable due January 2, 1998 bearing interest at 5.5% per annum....       1,150,000
Mortgage note payable due November 1, 2009 bearing interest at 9.875%, payable in monthly installments. The mortgage is based upon a ten year amortization payout with a balloon payment that calls for the entire principal balance to be due and
  payable on November 1, 2009.....................................................       3,745,000
                                                                                    --------------  -------------
                                                                                        26,819,000     12,056,000
Less current portion..............................................................       7,164,000      3,560,000
                                                                                    --------------  -------------
NONCURRENT PORTION................................................................  $   19,655,000  $   8,496,000
                                                                                    --------------  -------------
                                                                                    --------------  -------------

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

NOTE G--DEBT (CONTINUED)
    The long-term portion of the Company's debt at December 31, 1997 is payable as follows:

                                 YEAR ENDING
                                 DECEMBER 31,
------------------------------------------------------------------------------
1999..........................................................................  $    1,113,000
2000..........................................................................       1,216,000
2001..........................................................................       3,030,000
2002..........................................................................       7,721,000
2003..........................................................................         180,000
Thereafter....................................................................       6,395,000
                                                                                --------------
                                                                                $   19,655,000
                                                                                --------------
                                                                                --------------

[3]--CONVERTIBLE SUBORDINATED NOTES:

    In October 1997, the Company issued 5 3/4% Convertible Subordinated Notes (the "Notes") due October 2004 in the aggregate principal amount of $115,000,000. Interest on the Notes is payable semi-annually on April 15 and October 15 of each year. The Notes are convertible at the option of the holder into shares of common stock of the Company at any time after 60 days of original issuance and prior to maturity, unless previously redeemed, at a conversion price of $37.250 per share subject to adjustment in certain events as defined. The Notes are subordinated in right of payment to certain other obligations of the Company including all existing and future Senior Indebtedness as defined in the indenture. Net proceeds of the offering, after discount to the underwriters and offering costs were approximately $110,550,000.

NOTE H--COMMITMENTS AND CONTINGENCIES

[1] EMPLOYMENT AGREEMENTS:

    The Company has employment agreements, as amended, expiring on December 31, 1999 with two of its officers, who are also stockholders of the Company, which provide for aggregate annual base salaries of $260,000 in 1997, $260,000 in 1998 and $300,000 in 1999.

[2] CONCESSION LICENSES

    The Company manages several facilities for municipalities pursuant to concession licenses, three of which are terminable at will by the licensor. The Company's concession license with the City of New York (the "City") for the Douglaston, New York golf center, which was entered into in 1994 and which expires on December 31, 2006, the concession license with the City for the Randall's Island, New York golf center, which was assumed in 1997 and which expires on March 1, 2007 and the concession license with the Metropolitan Transportation authority for the Bronx, New York golf center, currently under construction, which was entered into in 1997 and which expires on December 31, 2009 (respectively, the "Douglaston License," "Randall's Island License" and "Bronx License"), are terminable at will. Pursuant to the Douglaston License and the Randall's Island License, the Company has made approximately $3.1 million

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

NOTE H--COMMITMENTS AND CONTINGENCIES (CONTINUED) and $774,000, respectively, of capital improvements. Pursuant to the Bronx License, the Company is obligated to make a minimum of $3.0 million of capital improvements. If any of these concession licenses are terminated, the licensor may retain, except within the first eight years of the Bronx License, and is not obligated to pay the Company, for the value of such capital improvements.

    The Douglaston License provides for payment of fees to New York City of the greater of $900,000 or up to 50% of gross revenues (as defined) on an annual basis. The Randall's Island license requires a fee of the greater of $500,000 or a percentage of revenue as defined in the agreement on an annual basis. The Bronx License provides for annual minimum payments ranging from $500,000 in 1999 to $990,000 in 2009, or a percentage of gross revenue (as defined) whichever is greater.

[3] LICENSE AGREEMENT:

    Pursuant to its license agreement with GBGC, the Company paid a one-time facility development fee for each Golden Bear golf center. In addition, the Company is required to pay annual royalty fees for each Golden Bear golf center it operates based on Adjusted Gross Revenues ("AGR") as defined, equal to 3% of AGR less than $2,000,000 plus 4% of AGR between $2,000,000 and $3,000,000, plus 5% of AGR over $3,000,000. The minimum royalty fee for each Golden Bear golf center ranges up to $50,000 per year.

    On September 13, 1995 the Company's exclusive rights to open Golden Bear Golf Centers in defined territories were terminated and the restrictions on the Company's right to develop golf centers under its own name in such territories were removed.

    Royalty fees incurred for the years ended December 31, 1997, December 31, 1996 and December 31, 1995 amounted to $301,000, $299,000 and $184,000, respectively. All of such fees have been charged to operations.

[4] PURCHASE OF TPT AND RELATED PARTY TRANSACTIONS:

    In November 1995, the Company acquired TPT. Prior to the acquisition, two of the officers of the Company individually owned, in aggregate, 70% of the shares of TPT. The excess of cost over fair value of assets acquired of $4,392,000 was considered a preferential distribution to certain stockholders. The purchase price included a contingent payment up to $2.0 million, payable upon the achievement of certain operating income targets which were achieved in 1997 and 1996. The contingent purchase price in respect of the years ended December 31, 1997 and December 31, 1996 of $1,000,000 for each of the year payable to the former TPT shareholders has been reflected as an additional preferential dividend.

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

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

NOTE H--COMMITMENTS AND CONTINGENCIES (CONTINUED)
[5] OTHER COMMITMENTS:

    At December 31, 1997, the Company had commitments for various construction projects to be completed within 12 to 24 months aggregating $46.50 million.

NOTE I--BUSINESS SEGMENT INFORMATION

    Information concerning operations by industry segment is as follows:

                                                             GOLF OPERATIONS  NON-GOLF OPERATIONS   CONSOLIDATED
                                                             ---------------  -------------------  --------------
Year ended December 31, 1997:
  Total revenue............................................   $  56,516,000     $     8,309,000    $   64,825,000
  Operating earnings.......................................      15,261,000           2,402,000        17,663,000
  Depreciation and amortization............................       5,204,000             532,000         5,736,000
  Identifiable assets......................................     300,027,000          25,480,000       325,507,000
  Capital expenditures.....................................      20,007,000             580,000        20,587,000

    There were no non-golf operations for the years ended December 31, 1996 and 1995.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

NOTE J--STOCKHOLDERS' EQUITY

    STOCK OPTION PLANS:

    The Company applies APB 25 and related interpretations in accounting for its employee stock options. Under APB 25, where the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

    If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS No. 123, the Company's net income and net income per share including pro forma results would have been the amounts indicated below:

                                                             YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------
                                                        1997           1996          1995
                                                    -------------  ------------  ------------
Net income
  As reported.....................................  $  10,524,000  $  5,208,000  $  1,074,000
  Pro forma.......................................      6,820,000     4,546,000       960,000

Net income per share
  As reported--basic..............................            .86           .52           .21
            --diluted.............................            .84           .51           .20
  Pro forma--basic................................            .56           .45           .19
          --diluted...............................            .54           .44           .18

    The pro forma effect on net income for 1997, 1996 and 1995 may not be representative of the pro forma effect on net income of future years due to, among other things: (i) the vesting period of the stock options and the (ii) fair value of additional stock options in future years.

    For the purpose of the above table, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                1997             1996             1995
                                           ---------------  ---------------  ---------------
Dividend yield...........................        0%               0%               0%
Expected volatility......................     0.76-0.82          0.73             0.69
Risk-free interest rate..................    5.81%-6.58%          6%               6%
Expected life in years...................         5                5                5

    The weighted average fair value at date of grant for options granted during the years 1997, 1996 and 1995 were $15.49, $14.77 and $5.32, respectively, using the above assumptions.

    The Company's 1994 Stock Option Plan (the "Plan") provides for the grant of options to purchase up to 300,000 shares of common stock to employees, officers, directors and consultants of the Company. Options may be either "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or nonqualified options. Incentive stock options may be granted only to employees of the Company, while nonqualified options may be issued to nonemployee directors, consultants and others, as well as to employees of the Company. The Company's 1996 Stock Incentive Plan (the "New Plan") is identical to the Plan, except that the New Plan provides (i) for the grant of options to purchase up to 500,000 shares of common stock and (ii) an automatic grant of nonqualified

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

NOTE J--STOCKHOLDERS' EQUITY (CONTINUED) stock options to purchase 10,000 shares to each nonemployee director upon his election or appointment to the Board of Directors and annual grants (commencing on the date the New Plan was approved by stockholders) to each nonemployee director of nonqualified stock options to purchase 10,000 shares of common stock at the fair market value of the common stock on the date of the grant.

    The Company's 1997 Stock Incentive Plan (the "1997 Plan") is identical to the New Plan. The Company will grant options under the 1997 Plan, once no more options are available under the New Plan.

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

    Additional information with respect to 1997 and 1996 and 1995 stock option activity is summarized as follows:

                                                                      YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------
                                                          1997                  1996                  1995
                                                  --------------------  --------------------  --------------------

                                                             WEIGHTED              WEIGHTED              WEIGHTED
                                                              AVERAGE               AVERAGE               AVERAGE
                                                   SHARES      PRICE     SHARES      PRICE     SHARES      PRICE
                                                  ---------  ---------  ---------  ---------  ---------  ---------
Outstanding at beginning of year................    678,860  $  17.606    290,205  $   8.530    154,000  $   3.500
Options granted.................................    332,123     23.098    427,412     22.697    140,000     13.927
Options exercised...............................    (58,159)    (8.313)   (38,757)    (5.580)    (3,795)     3.500
                                                  ---------             ---------             ---------
Outstanding at end of year......................    952,824     20.087    678,860     17.606    290,205      8.530
                                                  ---------             ---------             ---------
                                                  ---------             ---------             ---------
Options exercisable at end of year..............    293,060     14.947    115,265      7.539     47,538      3.500
                                                  ---------             ---------             ---------
                                                  ---------             ---------             ---------

    At December 31, 1997, there were 6,000, 0 and 337,500 options available for grants under the Plan, the New Plan and the 1997 Plan, respectively.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

NOTE J--STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information about stock options outstanding at December 31, 1997:

                         WEIGHTED AVERAGE    WEIGHTED
             NUMBER         CONTRACTUAL       AVERAGE     NUMBER
EXERCISE   OF OPTIONS        REMAINING       EXERCISE   OF OPTIONS
  PRICE    OUTSTANDING    LIFE (IN YEARS)      PRICE    EXERCISABLE
---------  -----------  -------------------  ---------  -----------
$   3.50       88,857             6.50       $   3.50       88,857
    6.00        1,280             7.67           6.00        1,280
    8.875       6,000             7.50           8.875       4,000
   14.875     102,820             7.80          14.875      62,457
   19.875      53,500             8.25          19.875      17,833
   27.125      30,000             8.50          27.125      10,000
   22.75      122,503             8.58          22.75       38,340
   22.75      215,901             8.96          22.75       70,293
   17.375      96,588             9.25          17.375
   22.250      30,000             9.50          22.25
   22.250      35,000             9.58          22.25
   26.563     170,375             9.83          26.563
           -----------                                  -----------
              952,824                                      293,060
           -----------                                  -----------
           -----------                                  -----------

    In connection with the purchase of certain golf facilities, the Company granted the sellers, options to acquire up to an aggregate of 54,000 shares of common stock at prices ranging from $0.01 to $40.00 per share, with a weighted average price per share of $31.16. As at December 31, 1997, options to purchase 43,280 shares of common stock were outstanding.

    WARRANTS:

    In connection with the initial public offering in November 1994, the Company issued warrants to the representatives of the underwriters to purchase 120,000 shares of common stock at $5.50 per share exercisable through November 1999, of which warrants to purchase 40,000 shares were exercised in connection with a public offering in December 1995 and the remaining warrants to purchase 80,000 shares were exercised in 1996.

    In connection with the public offering in December 1995, the Company has granted warrants to the representatives of the underwriters to purchase from the Company up to 300,000 shares of common stock at $20.25 per share exercisable through December 2000, of which warrants to purchase 2,216 shares were exercised in December 1997. As of December 31, 1997, warrants to purchase 297,784 shares of common stock were outstanding.

    In connection with consulting services to be rendered over a three year period, the Company in 1996 issued warrants to a consultant to purchase 70,000 shares of common stock at $19.875 per share. Such warrants were exercised in 1996.

    In connection with the purchase of LCI in July 1997, the Company issued warrants to the sellers to purchase an aggregate of 55,537 shares of common stock at $27.50 per share exercisable through July 2002.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

NOTE K--INCOME TAXES

    The provision (benefit) for income taxes consists of the following:

                                                                     DECEMBER 31
                                                        --------------------------------------
                                                            1997          1996         1995
                                                        ------------  ------------  ----------
Current...............................................  $  5,295,000  $  2,822,000  $  785,000
Deferred..............................................     1,242,000       370,000     (51,000)
                                                        ------------  ------------  ----------
                                                           6,537,000     3,192,000     734,000
Change in valuation allowance.........................                                  65,000
                                                        ------------  ------------  ----------
Total provision (benefit).............................  $  6,537,000  $  3,192,000  $  669,000
                                                        ------------  ------------  ----------
                                                        ------------  ------------  ----------

    At December 31, 1994, the Company had available net operating loss carryforwards of approximately $180,000 for federal income tax purposes, which were utilized in 1995. Temporary differences arise due to differences between reporting for financial statement purposes and for federal income tax purposes relating primarily to deferred rent expense and depreciation and amortization methods.

    Expected tax expense based on the statutory rate is reconciled with the actual expense as follows:

                                                                            PERCENT OF PRE-TAX
                                                                              EARNINGS (LOSS)
                                                                               DECEMBER 31,
                                                                      -------------------------------
                                                                        1997       1996       1995
                                                                      ---------  ---------  ---------
Expected tax expense................................................       35.0%      34.0%      34.0%

State income tax (benefit), net of federal tax effect...............        5.6        3.7        7.6
Decrease in valuation allowance in use
  of net operating loss.............................................                             (7.7)
Other...............................................................       (2.3)       0.3        1.1
                                                                            ---  ---------        ---
                                                                           38.3%      38.0%      35.0%
                                                                            ---  ---------        ---
                                                                            ---  ---------        ---

    The deferred tax assets (liabilities) are recorded as follows:

                                                                            YEAR ENDED
                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1997          1996
                                                                    -------------  -----------
Deferred rent.....................................................  $     247,000  $    93,000
Book basis of assets over tax basis...............................     (4,443,000)    (347,000)
                                                                    -------------  -----------
Net deferred tax (liability)......................................  $  (4,196,000) $  (254,000)
                                                                    -------------  -----------
                                                                    -------------  -----------

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

NOTE L--FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial statements:

        Cash and cash equivalents approximate fair value. The cost and fair value of short-term investments are disclosed in Note C.

        Short-term loan payable--the carrying amount approximates fair value due to the short-term maturities of these instruments.

        Long-term debt and convertible subordinated notes--fair value is estimated based on borrowing rates offered to the Company.

    The carrying amounts and fair value of the Company's financial instruments as of December 31, 1997 are as follows:

                                                                  CARRYING
                                                                   AMOUNT        FAIR VALUE
                                                               --------------  --------------
Cash and cash equivalents....................................  $    6,002,000  $    6,002,000
Long-term debt...............................................      26,819,000      26,819,000
Convertible subordinated notes...............................     115,000,000     115,000,000

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                       SELECTED QUARTERLY FINANCIAL DATA

                                  (UNAUDITED)

                                                1ST QUARTER           2ND QUARTER           3RD QUARTER           4TH QUARTER
                                            --------------------  --------------------  --------------------  --------------------
                                              1997       1996       1997       1996       1997       1996       1997       1996
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

                                                                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

Total Revenue.............................  $   9,015  $   3,362  $  17,542  $   6,852  $  21,867  $  10,654  $  16,401  $   7,036
Income from Operations....................        632         10      6,461      2,404      7,321      4,153      3,249         31
Net Income................................        562         69      4,068      1,574      4,232      3,115      1,662        450
Net income per share
  --Basic.................................  $    0.05  $    0.01  $    0.34  $    0.18  $    0.34  $    0.27  $    0.13  $    0.04
  --Diluted...............................  $    0.05  $    0.01  $    0.34  $    0.18  $    0.33  $    0.27  $    0.13  $    0.04

                                 EXHIBIT INDEX

  EXHIBIT
    NO.                                              DESCRIPTION
-----------  -------------------------------------------------------------------------------------------

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

      10.4*  Employment Agreement, dated as of September 11, 1994, between Family Golf Centers, Inc. and
             Dominic Chang.

    10.4.1* *** Amendment No. 1, dated March 8, 1995, to the Employment agreement, dated as of September
             11, 1994, between Family Golf Centers, Inc. and Dominic Chang, filed as Exhibit 10.5.

      10.5*  Employment Agreement, dated as of September 11, 1994, between Family Golf Centers, Inc. and
             Krishnan Thampi.

    10.5.1* *** Amendment No. 1, dated March 8, 1995, to the Employment Agreement, dated as of September
             11, 1994, between Family Golf Centers, Inc. and Krishnan P. Thampi, filed as Exhibit 10.5.

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

    10.6.2* *** Amendment entered into December 2, 1994 to Agreement dated as of August 12, 1929, by and between Golden Bear International, inc. and Orient Associates International, Inc., filed as
             Exhibit 10.6.

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

      10.8*  Form of Common Stock Purchase Warrant, for an aggregate of 24,950 shares of Common Stock, expiring on August 15, 1999.

      10.9*  Family Golf Centers, Inc. 1994 Stock Incentive Plan.

     10.10++++ Family Golf Centers, Inc. 1996 Stock Incentive Plan.

     10.11*  Loan Agreement, dated March 1, 1994, between Grand Pacific Finance Corp. as Lender, and
             Orient Associates International, Inc. as Borrower.

  EXHIBIT
    NO.                                              DESCRIPTION
-----------  -------------------------------------------------------------------------------------------
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

     10.18** Collateral Note and Security Agreements, dated September 28, 1994 and September 30, 1994, between Bank of New York, as Lender, and Skydrive Co., Inc., as Borrower.

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

     10.23+  Promissory Note, dated May 4, 1995, made by Family Golf Centers, Inc. in favor of Chemical
             Bank in the principal amount of $850,000.

     10.24* *** Registration Rights Agreement, dated April 28, 1995, between Kenneth Gurley and Family Golf
             Centers, Inc.

     10.25* *** Commitment letter, dated September 28, 1995, issued by Chemical Bank, N.A. to Family Golf
             Centers, Inc.

     10.26* *** Mortgage, dated March 25, 1994 granted by Pelham Enterprises, Inc. in favor of United
             Carolina Bank of South Carolina.

     10.27* *** Warrant to purchase 80,000 shares of Common Stock, dated November 23, 1994, issued to
             Hampshire Securities Corporation by Family Golf Centers, Inc.

     10.28* *** Warrant to purchase 40,000 shares of Common Stock, dated November 23, 1994 issued to
             Brenner Securities Corporation by Family Golf Centers, Inc.

     10.29* *** Form of Representatives' Warrants.

  EXHIBIT
    NO.                                              DESCRIPTION
-----------  -------------------------------------------------------------------------------------------
     10.30* *** TPT/FGC Purchase Agreement, dated as of September 28, 1995, between Family Golf Centers,
             Inc., Dominic Chang, Krishnan Thampi, Ken Simonds and William Schickler III.

     10.31* *** Registration Rights Agreement, dated August 24, 1995, between Thomas Matthews, J.L.
             Matthews, Jr. and Family Golf Centers, Inc.

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

     10.34**** Stock Option Agreement, dated September 28, 1995, between Family Golf Centers, Inc. and
             Upper Hembree Partners, L.P

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

     10.39**** Form of Guaranty Agreement from Dominic Chang in favor of Bank South.

     10.40**** Form of Guaranty Agreement from Family Golf Centers, Inc. in favor of Bank South.

     10.41*  *** Promissory Note, dated November 8, 1995, in the principal amount of $4,000,000 made by
             Family Golf Centers, Inc. in favor of Dominic Chang, as the representative of the shareholders of The Practice Tee, Inc.

     10.42*  *** Purchase Agreement, dated as of November 8, 1995, by and between Golf Masters Limited
             Partnership and Air Dome Limited Partnership, as Sellers, each of the general partners of
             Sellers and Valley View Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf
             Centers, Inc.

     10.43*  *** Escrow Agreement, dated as of November 8, 1995, among Family Golf Centers, Inc., Golf
             Masters Limited Partnership, Air Dome Limited Partnership and Continental Stock Transfer &
             Trust Company.

     10.44*  *** Registration Rights Agreement, dated as of November 8, 1995, between Golf Masters Limited
             Partnership, Air Dome Limited Partnership and Family Golf Centers, Inc.

     10.45*  *** Stock Option Agreement, dated as of November 8, 1995, among Family Golf Centers, Inc., Golf
             Masters Limited Partnership and Air Dome Limited Partnership.

     10.46*  *** Note, dated September 1992, in the principal amount of $350,000 made by Golf Masters
             Limited Partnership in favor of JSN Holdings and related Mortgage Deed.

     10.47+++ Deed of Assignment, dated February 27, 1996, between Owl's Creek Golf Center, Inc.,
             Virginia Beach Family Golf Centers, Inc. and the City of Virginia Beach, Virginia.

  EXHIBIT
    NO.                                              DESCRIPTION
-----------  -------------------------------------------------------------------------------------------
     10.48+++ Deed of Assignment, dated March 1, 1996, between Owl's Creek Golf Center, Inc. and Virginia
             Beach Family Golf Centers, Inc.

     10.49+++ Purchase Agreement, dated March 6, 1996, between Owl's Creek Golf Center, Inc. and Virginia
             Beach Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf Centers, Inc

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

     10.62+++ Registration Rights Agreement, dated April 8, 1996, between Family Golf Centers, Inc. and
             202 Golf Associates, Inc.

     10.63+++ Assignment and Assumption Agreement, dated April 8, 1996, between 202 Golf Associates, Inc.
             and Yorktown Family Golf Centers, Inc.

     10.64+++ Bill of Sale, dated April 8, 1996, by 202 Golf Associates, Inc.

  EXHIBIT
    NO.                                              DESCRIPTION
-----------  -------------------------------------------------------------------------------------------
     10.65+++ Indenture, dated April 8, 1996, between 202 Golf Associates, Inc. and Yorktown Family Golf
             Centers, Inc.

     10.66+ +++ Purchase Agreement, dated May 20, 1996, among Indian River Golf-O-Rama, Inc., Indian River
             Family Golf Centers, Inc. and Lenrich Associates, L.L.C.

     10.67+  +++ Purchase Agreement, dated June 7, 1996, among Ruth Perillo, Lynn Perillo, Glen Perillo and
             Oscar Ramirez, as sellers, and Tucson Family Golf Centers, Inc., a wholly-owned subsidiary of Family Golf Centers, Inc.

     10.68+  +++ Stock Purchase Agreement, dated June 7, 1996, among Joseph E. Wolf, Kenneth R. Gibbons and
             Richard Johnson, as sellers, K.G. Golf, Inc. and Family Golf Centers, Inc.

     10.69+  +++ Assignment and Assumption of Lease, dated June 7, 1996, by and between Tree Court Golf &
             Recreational Complex, Inc. and St. Louis Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf Centers, Inc.

     10.70+  +++ Purchase Agreement, dated June 10, 1996, by and between W.A.G.N. Partners and West Palm
             Beach Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf Centers, Inc.

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

  EXHIBIT
    NO.                                              DESCRIPTION
-----------  -------------------------------------------------------------------------------------------
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

     10.94!! Purchase Agreement, dated August 29, 1996, between Swingmaster Golf at Centennial, L.P. and
             Denver Family Golf Centers, Inc., a wholly owned subsidiary of Family Centers, Inc.

     10.95!! Registration Rights Agreement, dated August 29, 1996, between Swingmaster Golf at
             Centennial, L.P. and Family Golf Centers, Inc.

  EXHIBIT
    NO.                                              DESCRIPTION
-----------  -------------------------------------------------------------------------------------------
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

    10.104!!!! Stock Purchase Agreement, dated October 30, 1996, between Stacey Hart, The Seven Iron, Inc.
             and Family Golf Centers, Inc.

    10.105!!!! Escrow Agreement, dated October 30, 1996, between Stacey Hart, Family Golf Centers, Inc.
             and Continental Stock Transfer & Trust Company.

    10.106! !!! Credit Agreement, dated as of June 30, 1997 between The Chase Manhattan Bank and Family
             Golf Centers, Inc.

    10.107!  !!! Agreement and Plan of Merger, dated as of July 25, 1997, among Family Golf Centers, Inc.,
             Lake Grove Family Golf Centers, Inc. and Leisure Complexes, Inc.

    10.108!  !!! Escrow Agreement, dated as of July 25, 1997, among Family Golf Centers, Inc., Leisure
             Complexes, Inc. and Continental Stock Transfer and Trust Company.

    10.109!  !!! Registration Rights Agreement, dated as of July 25, 1997, by and among Family Golf Centers,
             Inc., Arthur J. Calace, Jr., as stockholder representative and the Selling Stockholders.

    10.110!  !!! Asset Purchase Agreement, dated as of June 1, 1997, by and between Three Grove Partners and
             Lake Grove Family Golf Centers, Inc.

    10.111!  !!! Ground Lease Agreement, dated as of June 1, 1997, by and between Three Grove Partners and
             Lake Grove Family Golf Centers, Inc.

    10.112!  !!! Escrow Agreement, dated as of July 25, 1997, by and among Three Grove Partners, Family Golf
             Centers, Inc. and Continental Stock Transfer and Trust Company.

  EXHIBIT
    NO.                                              DESCRIPTION
-----------  -------------------------------------------------------------------------------------------
    10.113!  !!! Asset Purchase Agreement, dated as of July 29, 1997, by and between Active Sports
             Marketing, LLC and Golden Spikes, Inc., a wholly-owned subsidiary of Family Golf Centers,
             Inc.

    10.114!  !!! Indemnity Escrow Agreement, dated as of July 29, 1997, among Active Sports Marketing, LLC,
             Family Golf Centers, Inc. and Continental Stock Transfer and Trust Company.

    10.115!  !!! Escrow Agreement, dated as of July 29, 1997, among Active Sports Marketing LLC, Family Golf
             Centers, Inc. and Continental Stock Transfer and Trust Company.

    10.116!  !!! Registration Rights Agreement, dated as of July 29, 1997, by and between Family Golf
             Centers, Inc. and Active Sports Marketing, LLC.

    10.117!  !!! Purchase Agreement, dated as of June 30, 1997, by and between Palm Lake Partners, Ltd. and
             Palm Family Golf Centers, Inc.

    10.118!  !!! Cash Escrow Agreement, dated as of June 10, 1997, by and between Palm Lake Partners, Ltd.,
             Palm Family Golf Centers Inc. and Continental Stock Transfer & Trust Company.

    10.119!  !!! Assignment and Assumption Agreement, dated as of June 30, 1997, between Carver Golf
             Enterprises, Inc., Carver Family Golf Centers, Inc. and Family Golf Centers, Inc.

    10.120!  !!! Escrow Agreement, dated as of June 30, 1997, among Carver Family Golf Centers, Inc., Family
             Golf Centers, Inc., Carver Golf Enterprises, Inc. and Continental Stock Transfer and Trust
             Company.

    10.121!  !!! Registration Rights Agreement, dated as of June 30, 1997, by and between Family Golf
             Centers, Inc. and Carver Golf Enterprises, Inc.

    10.122!  !!! Assignment and Assumption of Lease, dated as of June 10, 1997, by and among Divot City,
             D.C. Management, Inc. and Milpitas Family Golf Centers, Inc.

    10.123!  !!! Cash Escrow Agreement, dated as of June 26, 1997, by and among Divot City, Milpitas Family
             Golf Centers, Inc. and Santa Clara Land Title Company.

    10.124!  !!! Agreement and Plan of Merger, dated as of June 5, 1997, among Family Golf Centers, Inc.,
             Philadelphia Family Golf Centers, Inc., Finley Enterprises, Ltd. and each of the
             Stockholders of Finley Enterprises, Ltd.

    10.125!  !!! Escrow Agreement, dated as of June 5, 1997, among Family Golf Centers, Inc., Robert Finlay,
             Daniel Pinciotti and Continental Stock Transfer and Trust Company.

    10.126!  !!! Asset Purchase Agreement, dated as of June 5, 1997, by and between Southampton Family Golf
             Center, Inc. and Philadelphia Family Golf Centers, Inc.

    10.127!  !!! Purchase Agreement and Escrow Instruction dated as of March 21, 1997, by and between
             LaSalle National Bank, as trustee and Tempe Family Golf Centers, Inc.

    10.128!  !!! Assignment and Assumption of Lease, dated as of April 23, 1997, by and between American
             Golf Corporation and San Bruno Family Golf Centers, Inc.

    10.129!  !!! Guaranty, made by Family Golf Centers, Inc., in favor of American Golf Corporation.

    10.130!  !!! Purchase and Sale Agreement, dated as of February 17, 1997, between Clifford E. Clay, as trustee and Englewood Family Golf Centers, Inc.

  EXHIBIT
    NO.                                              DESCRIPTION
-----------  -------------------------------------------------------------------------------------------
    10.131!  !!! Stock Purchase Agreement, dated as of April 2, 1997, by and between Margo Massahos, Green
             Oak Golf Practice Center, Inc. and Family Golf Centers, Inc.

    10.132!  !!! Cash Escrow Agreement, dated as of April 2, 1997, by and among Margo Massahos, Family Golf
             Centers, Inc. and Continental Stock Transfer and Trust Company.

    10.133!  !!! Assignment and Assumption of Concession Licenses, dated as of March 21, 1997, by and between American Golf Corporation, Randall's Island Family Golf Centers, Inc. and
             Darlington Family Golf Centers, Inc.

    10.134!  !!! Guaranty, made by Family Golf Centers, Inc. in favor of American Golf Corporation.

    10.135!  !!! Asset Purchase Agreement, dated as of March 12, 1997, by and between Carolina Capital
             Ventures, Ltd. and Raleigh Family Golf Centers, Inc.

    10.136!  !!! Ground Lease Agreement, dated as of March 12, 1997, by and between Carolina Capital
             Ventures, Ltd. and Raleigh Family Golf Centers, Inc.

    10.137!  !!! Guaranty, made by Family Golf Centers, Inc. in favor of Carolina Capital Ventures, Ltd.

    10.138!  !!! Cash Escrow Agreement, dated as of March 12, 1997, by and among Carolina Capital Ventures,
             Ltd., Raleigh Family Golf Centers, Inc. and Continental Stock Transfer and Trust Company.

    10.139!  !!! Asset Purchase Agreement, dated as of February 26, 1997, by and between College Golf Center
             Partnership and Palm Desert Family Golf Centers, Inc.

    10.140!  !!! Suboccupancy Agreement, dated as of February 26, 1997, by and between College Golf Center
             Partnership and Palm Desert Family Golf Centers, Inc.

    10.141#  Form of 5 3/4 Convertible Promissory Note due 2004 of Family Golf Centers, Inc.

    10.142#  Registration Rights Agreement, dated October 16, 1997, among certain investors and Family
             Golf Centers, Inc.

    10.143#  Registration Rights Agreement, dated October 16, 1997, between The Bank of New York and
             Family Golf Centers, Inc.

    10.144## Family Golf Centers, Inc. 1997 Stock Incentive Plan

    10.145   Employment Agreement, dated as of March 16, 1998, between Family Golf Centers, Inc. and
             Jeffrey C. Key.

      11.1   Statement re: Computation of Earnings Per Share.

      21.1   Subsidiaries of Family Golf Centers, Inc.

      23.1   Consent of Richard A. Eisner & Company, LLP.

      27.1   Financial Data Schedule--Year-ended 1997.

      27.2   Financial Data Schedule--Restated for the Years ended December 31, 1995 and December 31,
             1996, and for the Quarters ended March 31, 1996, June 30, 1996 and September 30, 1996.

      27.3   Financial Data Schedule--Restated for the Quarters ended March 31, 1997, June 30, 1997 and
             September 30, 1997.

------------------------

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

! Incorporated by reference to the Company's Current Report on Form 8-K, dated July 25, 1996.

!! Incorporated by reference to the Company's Current Report on Form 8-K, dated October 9, 1996.

!!! Incorporated by reference to the Company's Current Report on Form 8-K, dated October 30, 1996.

!!!! Incorporated by reference to the Company's Current Report on Form 8-K, dated November 13, 1996.

!!!!! Incorporated by reference to the Company's Current Report on Form 8-K, dated June 30, 1997.

!!!!!! Incorporated by reference to the Company's Current Report on Form 8-K, dated July 25, 1997.

# Incorporated by reference to the Company's Registration Statement on Form S-3 dated February 6, 1998 (Registration No. 333-44165).

## Incorporated by reference to the Company's Proxy Statement on Schedule 14A dated May 20, 1997.