Form 10-Q
period 1998-03-31
FAMILY GOLF CENTERS INC
filed 1998-05-15
CIK 929941

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

(Mark One)


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
 [X]     EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1998

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                              -----------   ---------

                        Commission File Number: 0-25098

                           Family Golf Centers, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

         Delaware                                      11-3223246
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                              225 Broadhollow Road
                            Melville, New York 11747
                    ---------------------------------------
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding as of  May 13, 1998
----------------------------------------    --------------------------------
Common Stock, par value $.01 per share                  19,567,830

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X].

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

The results of operations of the Company for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                          MARCH 31             DECEMBER 31,
                              ASSETS                                        1998                   1997
                              ======                                        ----                   ----
                                                                         (UNAUDITED)
Current Assets:
  Cash and cash equivalents                                                 $1,922,000           $ 6,002,000
  Short-term investments                                                     7,799,000            55,846,000
  Inventories                                                               16,576,000            12,688,000
  Prepaid expenses and other current assets                                  9,316,000             8,744,000
  Prepaid income taxes                                                       1,907,000
                                                                          ------------          ------------
          Total current assets                                              37,520,000            83,280,000

Property, plant and equipment (net of accumulated depreciation)            255,470,000           208,884,000
Loan acquisition costs (net of accumulated amortization)                     5,007,000             4,814,000
Other assets                                                                 6,935,000             7,725,000
Excess of cost over fair value of assets acquired
(net of accumulated amortization)                                           34,047,000            20,804,000
                                                                          ------------          ------------

          TOTAL                                                           $338,979,000          $325,507,000
                                                                          ============          ============

                            LIABILITIES
                            ===========

Current liabilities:
  Accounts payable, accrued expenses and other current liabilities         $12,556,000            $7,596,000
  Income taxes payable                                                                             2,626,000
  Current portion of long-term obligations                                   6,770,000             7,164,000
                                                                          ------------          ------------
          Total current liabilities                                         19,326,000            17,386,000

Convertible subordinated notes                                             115,000,000           115,000,000
Long-term obligations (less current portion)                                26,092,000            19,655,000
Deferred rent                                                                  709,000               650,000
Deferred tax liability                                                       4,196,000             4,196,000
Other liabilities                                                              700,000               208,000
                                                                          ------------          ------------

         Total liabilities                                                 166,023,000           157,095,000
                                                                          ------------          ------------

Minority interest                                                              214,000
Commitments, contingencies and other matters

STOCKHOLDERS' EQUITY

Preferred stock - authorized 1,000,000 shares, none outstanding Common stock -
authorized 50,000,000 shares, $.01 par value;
  19,567,000 and 19,347,000 shares outstanding at
  March 31, 1998 and December 31, 1997, respectively                           196,000               193,000
Additional paid-in capital                                                 157,084,000           153,576,000
Retained earnings                                                           16,036,000            14,690,000
Unearned compensation                                                         (527,000)
Treasury shares                                                                (47,000)              (47,000)
                                                                          ------------          ------------

         Total stockholders' equity                                        172,742,000           168,412,000
                                                                          ------------          ------------

          TOTAL                                                           $338,979,000          $325,507,000
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

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                   -----------------------------
                                                                      1998              1997
                                                                   --------------   ------------
Operating revenues                                                 $14,967,000       $ 6,522,000
Merchandise sales                                                    4,203,000         2,493,000
                                                                   -----------      ------------
     Total revenue                                                  19,170,000         9,015,000
Operating expenses                                                  11,781,000         5,618,000
Cost of merchandise sold                                             2,816,000         1,679,000
Selling, general and
 administrative expenses                                             1,524,000         1,086,000
                                                                   -----------      ------------
Income from operations                                               3,049,000           632,000
Interest expense                                                   (1,799,000)         (191,000)
Other income                                                           956,000           466,000
                                                                   -----------      ------------
Income before income taxes                                           2,206,000           907,000
Income tax expense                                                     860,000           345,000
                                                                   -----------      ------------
Net income                                                          $1,346,000          $562,000
                                                                   ===========      ============

Basic earnings per share                                                 $0.07             $0.03
                                                                         =====             =====

Diluted earnings per share                                               $0.07             $0.03
                                                                         =====             =====


Weighted average shares outstanding - Basic                         19,445,000        17,803,000
                                                                   ===========      ============

Effect of dilutive securities                                          751,000           322,000

Weighed average shares outstanding - Dilutive                       20,196,000        18,125,000
                                                                   ===========      ============













                The accompany notes to financial statements are
                           an integral part hereof.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)


                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                 --------------------------------
                                                                                   1998                 1997
                                                                                 ----------           -----------
Cash flows from operating activities:
 Net income                                                                      $1,346,000              $562,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                                  2,126,000             1,028,000
   (Increase) in inventories                                                     (3,888,000)           (2,718,000)
   (Increase) in prepaid expenses and other current assets                       (1,273,000)           (2,233,000)
   (Increase) in income taxes payable                                            (4,533,000)
   (Increase) Decrease in other assets                                              790,000              (857,000)
   Increase in accounts payable and accrued expenses                              3,950,000             1,546,000
   Increase (Decrease) in deferred rent                                              59,000               128,000
   Increase (Decrease) in other liabilities                                         706,000               (26,000)
                                                                                 ----------           -----------
       Net cash (used in) operating activities                                     (717,000)           (2,570,000)
                                                                                 ----------           -----------
Cash flows from investing activities:
Acquisitions of property and equipment                                          (41,437,000)          (11,142,000)
Acquisitions of goodwill                                                         (9,773,000)
Net proceeds from sale of short-term investments                                 48,047,000            21,901,000
                                                                                 ----------           -----------
       Net cash (used in) provided by investing activities                       (3,163,000)           10,759,000
                                                                                 ----------           -----------
Cash flows from financing activities:
   (Increase) in loan acquisition costs                                            (211,000)
   Repayment of bank loans                                                       (1,756,000)             (340,000)
   Proceeds from the exercise of options and warrants                             1,767,000               198,000
                                                                                 ----------           -----------
       Net cash (used in) financing activities                                     (200,000)             (142,000)
                                                                                 ----------           -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (4,080,000)            8,047,000
Cash and cash equivalents - beginning of period                                   6,002,000             4,556,000
                                                                                 ----------           -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                        $1,922,000           $12,603,000
                                                                                 ==========           ===========

Supplemental and noncash disclosures:
   Acquisition of property in exchange for common stock                           1,208,000
   Acquisition of goodwill in exchange for mortgages and notes                    3,742,000              $305,000
   Acquisition of property subject to mortgage and notes                          4,058,000
   Property additions accrued but not paid                                         1,010,00               105,000
   Interest paid                                                                    438,000               292,000
   Taxes paid                                                                      4,980,00             1,172,000


                 The accompanying notes to financial statements
                         are an integral part hereof.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

(NOTE A) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         [1] THE COMPANY:

         The Company (as defined below), designs, constructs, operates, and manages golf centers. The golf centers offer golf lessons and a wide variety of practice opportunities, including facilities for practicing driving, pitching, putting, chipping and sand play.
         In addition, most centers have a pro shop, miniature golf course, snack bar and electronic video games. The Company has recently acquired Family Sports Supercenters consisting of ice rinks and other indoor recreational activities and intends to acquire or open additional supercenters and ice rinks in the future.

         Through an agreement with Golden Bear Golf Centers, Inc. ("GBI"), the Company is licensed to use the name "Golden Bear" for certain of the Company's golf centers. The license agreement is terminable by GBI under certain conditions.

         [2] PRINCIPLES OF COMBINATION:

         The consolidated financial statements include the accounts of Family Golf Centers, Inc. ("FGCI") and its wholly owned and majority owned subsidiaries (the "Company"). All significant intercompany transactions and accounts have been eliminated. Minority interests in the Company's operations were insignificant.

         [3] EARNINGS PER SHARE:

         In May, 1998 the Company effected a 3 for 2 stock split. The financial statements give retroactive effect to this transaction.

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

(NOTE D) ACQUISITIONS:

         During the first quarter of 1998, the Company acquired MetroGolf Incorporated (Metro), the operator of eight golf facilities, through the successful completion of a tender offer, Blue Eagle Golf Centers, Inc., the operator of three golf facilities; an ice rink facility in Raleigh, North Carolina; and a golf facility in Holbrook, Massachusetts. In addition, in March 1998, the Company signed a long-term lease to construct and operate an ice rink and family entertainment center in New Rochelle, New York.

         The following unaudited pro forma information assumes that certain acquisitions in 1998 had taken place at the beginning of 1998 and that certain acquisitions in 1998 and 1997 had taken place at the beginning of 1997:

                                                                     MARCH 31,        DECEMBER 31,
                                                                   -------------    ---------------
                                                                       1998              1997
                                                                   -------------    ---------------
               Total revenue                                         $19,297,000        $84,170,000
               Net income (loss)                                         816,000          6,859,000
               Net income (loss) per share     - basic                     $0.04              $0.35
                                               - diluted                    0.04               0.34

(NOTE E) SUBSEQUENT EVENTS:

         On April 2, 1998, the Company entered into a definitive merger agreement with Eagle Quest Golf Centers, Inc., ("Eagle Quest") pursuant to which, if consummated, Eagle Quest will become a wholly-owned subsidiary of the Company (the "Merger Agreement"). The Company believes that Eagle Quest, which is privately owned, is the second largest owner, operator and manager of golf driving ranges in North America, with 18 golf centers currently owned and managed in the United States and Canada. At the time the Merger Agreement with
         Eagle Quest was executed, Eagle Quest had signed non-binding letters of intent to acquire eight additional golf centers.

         Pursuant to the terms of the Merger Agreement, at the effective date of the merger, the Company will issue 1,729,290 shares of the Company's Common Stock, subject to adjustment, for the outstanding shares, options and warrants of Eagle Quest. The number of shares of the Company's Common Stock issuable under the Merger Agreement shall be reduced, among other things, for (i) certain fees and expenses in connection with the transaction and (ii) net liabilities (as defined) in excess of $22.3 million as of March 31, 1998. The consummation of the transaction is subject to a number of conditions, including approval of Eagle Quest's shareholders (75% of those present and entitled to vote), certain regulatory approvals (including approval under the Hart-Scott-Rodino Antitrust Improvement Acts of 1976), clearance from the Securities and Exchange Commission to the application of "pooling of interests" accounting of the transaction, Eagle Quest's warrant holders exercising or agreeing to exchange their warrants for the Company's Common Stock, the receipt of certain consents (including landlord's consents) and other conditions. If the agreement is terminated as a result of a breach by the other party, the non-breaching party will be entitled to liquidated damages in the amount of $2 million (plus, if Eagle Quest is the breaching party, certain out-of-pocket expenses). Subsequent to the execution of the Merger Agreement, the Company loaned Eagle Quest $2.25 million. The loan is due on October 27, 1998 and bears interest at a rate of 15% per annum during the first three months of the term of the loan and 20% per annum during the second three months of the term of the Loan, and is secured by a pledge of the stock of an Eagle Quest subsidiary which owns three golf facilities.

         If the Eagle Quest Acquisition is consummated, it is contemplated that the transaction will be accounted for as a pooling of interests. Accordingly, the historical results of operations of the Company and Eagle Quest will be combined for financial accounting purposes. Eagle Quest's financial statements show revenues for the year ended December 31, 1997 and for the period from inception (February 5, 1996) to December 31, 1996 were $8.1 million and $148,000, respectively, and Eagle Quest's losses for such periods were $7.2 million and $885,000. In addition, in the period that the acquisition is consummated, the Company anticipates that it will record certain significant charges relating to, among other things, the anticipated early retirement of certain Eagle Quest indebtedness, fees and expenses, severance charges and others. The precise amount of such charges is not currently ascertainable, but the Company currently anticipates that such charges will be significant.

         As of December 31, 1997 and 1996, Eagle Quest's financial statements show $37.5 million and $13.4 million, respectively, of total assets and $27.7 and $6.0 million, respectively, of total liabilities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the notes thereto appearing elsewhere in this Report. This Report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform
Act of 1995. These statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of the Company with respect to (i) the Company's acquisition and financing plans, (ii) trends affecting the Company's financial condition or results of operations, (iii) the impact of competition and (iv) the expansion of certain operations. The Company cautions that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Report, including, without limitation, the information under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the information contained in the Company's Annual Report on Form 10-K for the year ended 1997 under "Risk Factors" and "Business" identifies important factors that could cause or contribute to such differences.

GENERAL

The Company is a leading consolidator and operator of golf centers in the United States. The Company's strategy is to continue to build upon its leadership position in the golf center industry and expand its concept of family-oriented sports entertainment through: (i) consolidation within the golf center industry, (ii) enhancement of facilities and customer service, (iii) leveraging centralized operations and (iv) developing complementary sports and family entertainment facilities. The Company's golf centers are designed to provide a wide variety of practice opportunities, including facilities for driving, chipping, putting, pitching and sand play. In addition, the Company's golf centers typically offer full-line pro shops, golf lessons instructed by PGA-certified golf professionals and other amenities such as miniature golf and snack-bars to encourage family participation. The Company has a proven track record of successfully identifying, acquiring and integrating golf centers, having grown from one golf facility in 1992 to 73 in operation or under construction as of March 31, 1998.

The Company's golf facilities have opened at varying times over the past several years. As a result of changes in the number of golf facilities open from period to period, the seasonality of operations, the timing of acquisitions, the completion of the Company's initial public offering in November 1994 (the "IPO"), the public offering in December 1995 (the "1995 Public Offering"), the public offering in July 1996 (the "1996 Offering"), the private placement of $115,000,000 aggregate principal amount of 5 3/4% convertible subordinated notes in October and November of 1997 (the "1997 Note Offering") and the expansion of the Company's business to include ice rinks and Family Sports Supercenters, results of operations for any particular period may not be indicative of the results of operations in the future.

Most of the Company's revenues from its golf centers are derived from selling tokens and debit cards for use in automated range-ball dispensing machines, pro shop merchandise sales, charging for rounds of miniature golf, golf lessons and management fees. The Company also derives revenues at its golf courses, from golf club membership fees, fees for rounds of golf and golf lessons, pro-shop merchandise by renting rinks to hockey leagues, teams and figure skaters, charging admissions to its skating facilities for public skating, providing lessons through USFSA-certified instructors, skate equipment rental, as well as from food and beverage sales and video games. The Company derives revenues from its Family Sports Supercenters from substantially the same sources as described above. The Company currently operates two Family Sports Supercenters, two stand alone ice rinks and is adding a family entertainment center and two ice rinks to its Denver, Colorado center to make such facility a Family Sports Supercenter.

As of March 31, 1998, the Company owned, leased or managed 73 golf facilities (comprised of 55 golf centers and 18 combination golf center and golf course facilities located in 20 states). Eight of the 73 golf centers are currently under construction. Of the golf centers, seven are currently operated under the name "Golden Bear Golf Centers", licensed from Jack Nicklaus' licensing company, Golden Bear Golf Centers, Inc.


RESULTS OF OPERATIONS

The following table sets forth selected operations data of the Company expressed as a percentage of total revenue (except for operating expenses which is expressed as a percentage of operating revenue and cost of merchandise sold which is expressed as a percentage of merchandise sales) for the periods indicated below:

                                    THREE MONTHS ENDED
                                        MARCH 31
                                    -----------------


                                    1998             1997
                                   ------           ------

Operating revenues                  78.1%            72.3%
Merchandise sales                   21.9             27.7
                                   ------           ------
Total revenue                      100.0            100.0

Operating expenses                  78.7             86.1
Cost of merchandise sold            67.0             67.4
Selling, general and
  admin. expenses                    8.0             12.0
Income from operations              15.9              7.0
Interest expense                     9.4              2.1
Other income                         5.0              5.2

Income before income taxes          11.5             10.1
Income tax expense                   4.5              3.8
Net income                           7.0              6.2

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Results for the three months ended March 31, 1998 reflect the operations of 53 golf centers for the full period and 12 golf centers for two months or less and also include the results of four Family Sports Supercenters and ice rink facilities for three months or less. Results for the period ended March 31, 1997 reflect the operations of 35 golf centers for the full period, one golf center for two months and operations of five golf centers for one month or less. As a result of the change in the number of golf centers open from period to period, the comparison between the 1998 and 1997 periods may not necessarily be meaningful.

Total revenue for the three months ended March 31, 1998 was $19.2 million as compared to $ 9.0 million for the same period in 1997, an increase of $ 10.2 million (113%). The overall increase in revenue was primarily attributable to having additional golf facilities in operation during the 1998 period as well as the revenue generated by the Company's Family Sports Supercenters which, due to their size and revenue seasonality, generate significantly more revenue than the golf centers. Total revenue for the 35 golf centers operating for the full three months ended March 31, 1998 and 1997 increased 18% to $9.5 million in the 1998 period from $8.1 million in the 1997 period. The increase in revenues for these 35 golf centers was primarily due to stronger merchandise and golf instruction sales and a mild winter season on the east coast, partially offset by adverse weather attributed to the El Nino effect on the west coast.

Operating revenues, consisting of all sales except merchandise sales, amounted to $15.0 million for the three months ended March 31, 1998, as compared to $6.5 million for the comparable 1997 period, an increase of $ 8.5 million
(130 %). The increase in operating revenues was primarily attributable to having additional golf facilities in operation during the 1998 period. Total operating revenue for the 35 golf centers operating for the full three months ended March 31, 1998 and 1997 increased 7% to $ 5.9 million in the 1998 period from $ 5.6 million in the 1997 period. Non-golf revenue from the Company's Sports Supercenters and ice rink facilities totaled $4.9 million for the three months ended March 31, 1998. The Company had no non-golf revenues in the comparable 1997 period.

Merchandise sales, consisting of golf clubs, balls, bags, gloves, videos, apparel and related accessories, amounted to $ 4.2 million for the three months ended March 31, 1998 as compared to $ 2.5 million for the comparable 1997 period, an increase of $ 1.7 million ( 69%). The increase in merchandise sales was primarily due to the contribution of new locations and the continuing emphasis placed by the Company on improving pro shop sales, improved purchasing procedures and increased promotion. Total merchandise sales for the 35 golf centers operating for the full three months ended March 31, 1998 and 1997 increased 43% to $3.6 million in the 1998 period from $2.5 million in the 1997 period.

Operating expenses, consisting of operating wages and employee costs, land rent, depreciation of golf driving range facilities and equipment, utilities and all other facility operating costs, increased to $11.8 million (79% of operating revenue) in the 1998 period from $5.6 million (86% of operating revenue) in the 1997 period, an increase of $6.2 million (110%). The increase in operating expenses was primarily due to the operating costs of locations that were not operated by the Company during the 1997 period. The decrease as a percentage of sales was due to the counter seasonal impact of the Family Golf Supercenters and ice skating facilities.

The cost of merchandise sold increased to $2.8 million (67% of merchandise sales) in the 1998 period from $1.7 million (67% of merchandise sales) in the comparable 1997 period. The overall increase in this cost of $ 1.1 million (68%) was primarily due to the higher level of merchandise sales.

Selling, general and administrative expenses for the three months ended March 31, 1998 amounted to $1.5 million (8% of total revenue) compared to $1.1 million (12% of total revenue) in the comparable 1997 period. The increase of $400,000 (40%) was primarily due to expenses associated with opening and operating additional golf facilities. Selling, general and administrative expense declined as a percent of total revenue primarily due to the substantial increase in revenue and relatively low corresponding incremental increase in certain selling, general and administrative costs.

Interest expense increased to $1.8 million for the three months ended March 31, 1998 from $191,000 in the comparable 1997 period. The increase in interest expense was due to the $115 million convertible debt outstanding in the 1998 period. Other income, primarily interest income, increased to $956,000 in the 1998 period as compared to $466,000 in the 1998 period.

The Company had income before income taxes for the three months ended March 31, 1998 of $2.2 million as compared to income of $907,000 in the comparable 1997 period. Net income for the three months ended March 31, 1998 amounted to $1.3 million as compared to $562,000 for the comparable 1997 period.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had working capital of $18.2 million compared to $65.9 million at December 31, 1997. The decrease was principally due to the acquisition of thirteen facilities including Metro.

The cash requirements of funding the Company's expansion have historically exceeded cash flow from operations. Accordingly, the Company has satisfied its capital needs primarily through debt and equity financing. The Company continually explores raising additional capital through such means. However, there can be no assurance that such financing will be available in the future on terms acceptable to the Company or at all.

The Company's outstanding indebtedness as of March 31, 1998 of $147.9 million bears interest at fixed and variable rates currently ranging from 5.25% to 10.5%. On June 30, 1997, the Company entered into a Credit Agreement (the "Agreement") with The Chase Manhattan Bank (the "Bank") providing for a two-year $20 million revolving credit facility converting to a four-year term loan at the end of two years (the "Credit Facility"). After conversion to the term loan, the loan is to be paid off in 16 substantially equal quarterly installments. The Company's obligations under the Agreement are secured by the pledge of the stock of most of the Company's subsidiaries and such subsidiaries have also guaranteed such obligations. At the time of each loan under the revolving credit facility, the Company may choose between an interest rate based on (i) the greater of the Bank's prime rate or the federal funds rate plus .5% per annum (the "Base Rate") plus .25% per annum or (ii) the LIBO rate (the "LIBO Rate"), plus between 1% and 2% per annum (depending on the Company's ratio of Consolidated Funded Debt to Consolidated EBITDA (as such terms are defined in the Agreement) ). During the term loan, the interest rate will be increased by .5% per annum in the case of Base Rate loans and .25% per annum in the case of LIBO Rate loans. As of March 31, 1998, the Company had no borrowings under the Agreement.

In October 1997, the Company issued 5 3/4% Convertible Subordinated Notes (the "Notes") due October 2004 in the aggregate principal amount of $115 million. Interest on the Notes is payable semi-annually on April 15 and October 15 of each year. The Notes are convertible at the option of the holder into shares of common stock of the Company at any time after 60 days of original issuance and prior to maturity, unless previously redeemed, at a conversion price of $24.83 per share subject to adjustment in certain events as defined. The Notes are subordinated in right of payment to certain other obligations of the Company including all existing and future Senior Indebtedness as defined in the indenture. Net proceeds of the offering, after discount to the underwriters and offering costs were approximately
$110.6 million.

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

The Company anticipates making substantial additional expenditures in connection with the acquisition and operation of new facilities and capital improvements to existing facilities. Facility opening expenditures primarily relate to projected facility construction and opening costs, associated marketing activities and the addition of personnel. In many cases, the Company acquires, rather than leases, the land on which its facilities are located, which entails additional expenditures. Based on the Company's experience with its existing golf centers, the Company believes that the cost of opening or acquiring a golf center generally ranges from approximately $1.0 million to $4.0 million (exclusive of land costs). The Company also intends to acquire or construct additional ice rink facilities and Family Sports Supercenters which, on a per facility basis, are expected to cost more than the Company's golf centers. The Company believes that the cost of opening or acquiring ice rink facilities will range from approximately $2.0 million to $4.0 million and the cost of opening or acquiring a Family Sports Supercenter to range from $8.0 million to $12.0 million. However, there can be no assurance that facility opening or acquisition costs will not exceed the amounts estimated above. Facility opening and acquisition costs vary substantially depending on the location and status of the acquired property (i.e. where significant improvements are necessary) and whether the Company acquires or leases the related land. Land acquisition costs vary substantially depending on a number of factors, including principally location. To the extent that the Company acquires any golf courses, the Company may be required to make capital improvements to these courses, depending upon the location and status of the acquired property. The cost of facility acquisition depends, to a large extent, upon the price of the land and may substantially exceed the anticipated cost of facility acquisitions.

TRENDS

The Company plans to open additional golf centers. As such additional golf centers commence operations, total revenue should continue to increase. In addition, the Company believes that as its currently opened golf centers mature, revenue and operating income from its centers should increase due to customer awareness, programs marketing the golf centers to various special interest groups, expanding ties to the local business and golfing community, marketing programs, and the growing popularity of golf. Any increases may be partially offset by initial losses from pre-opening costs and initial operating losses associated with new golf centers.

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

The Company has identified the ice rink industry as having a number of industry and operational dynamics similar to those of the golf center industry. The Company intends to apply the skills and resources it has used in the golf center industry to capitalize on such similarities by selectively constructing, or acquiring and enhancing, ice rinks over the next twelve months. In addition, the Company expects to selectively augment certain of its existing golf centers with sports and entertainment amenities including ice rinks, video and virtual reality games, children's rides, batting cages and other entertainment activities to create Family Sports Supercenters. The Company believes that the addition of these facilities expands on the Company's concept of family-oriented sports entertainment, improves utilization by adding additional sources of revenues, attracts a more diversified base of customers, increase visitation and per capital spending and have the added benefit of being counter-seasonal to the Company's core golf business. However, there can be no assurance that the Company will acquire ice rinks or Family Sports Supercenters on acceptable terms.

SEASONALITY

Historically, the second and third quarters have accounted for a greater portion of the Company's revenues than have the first and fourth quarters of the year. This is primarily due to an outdoor playing season limited by inclement weather. Although most of the Company's facilities are designed to be all-weather, portions of the facilities, such as miniature golf courses which are outdoors, tend to be vulnerable to weather conditions. One of the Company's golf centers and one golf course are closed during a portion of the winter. Also, golfers are less inclined to practice when weather conditions limit their ability to play golf on outdoor courses, Since August 1995, the Company has acquired golf centers in various locations (Arizona, California, Florida, Georgia, North Carolina, South Carolina, Texas and Virginia) where inclement weather may not limit the outdoor season as much as such weather limits the outdoor playing season at the Company's golf facilities in Northern states. In addition, the ice rink facilities and the Family Sports Supercenters are expected to generate a substantial portion of their revenues in the first and fourth quarters of the years and accordingly, may partially offset such seasonality. The timing of new facility acquisitions and openings may cause the Company's results of operations to vary significantly from quarter to quarter. Accordingly, period-to-period comparisons are not necessarily meaningful and should not be relied on as indicative of future results.

INFLATION

There was no significant impact on the Company's operations as a result of inflation during the three months ended March 31, 1998.

YEAR 2000 ISSUES

Certain of the Company's computers systems and software interpret the year 2000 as the year 1980 or some other date. The operating system generally employed by the Company is Windows 95, which is year 2000 compliant. The networking, general ledger and accounts payable and facility point-of-sale and pro shop software programs require software updates or modifications to address the year 2000 problems. DMS, Inc., which provides certain of the Company's software and systems under contract, particularly the general ledger and accounts payable software programs, will be installing modifications to address the year 2000 issue at no charge to the Company. The Company is further addressing the matter by replacing certain older computers and installing off-the-self and other third-party software that is year 2000 compliant, at an estimated cost of less than $50,000. The Company anticipates that installation of year 2000 compliant software and hardware will be completed by the end of 1998. The Company does not believe that the year 2000 problem will have a material affect on the Company's operations, however, no assurance can be given that the software updates and new computers will resolve the problem as scheduled or at all.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                             NONE

ITEM 2.  CHANGE IN SECURITIES

                  During the quarter ended March 31, 1998, the Company issued an aggregate of 32,600 shares of the Company's common stock as part of the consideration for two separate acquisitions consisting of the acquisition of certain assets of Wright Brothers Golf Centers and of Gyan Kalwani. Such shares were issued in the amounts, on the dates and for the securities or assets listed below: (i) February 23, 1998, 9,100 shares, the Wright Brothers golf center in Holbrook, Massachusetts; and (ii) March 13, 1998, 23,500 shares, Gyan Kalwani, the Laguna Creek golf center located in Sacramento, California. Such issuances were not registered under the Securities Act of 1933 (the "Act") in reliance on the exemption provided by
                  Section 4(2) of the Act. None of such issuances involved any general solicitation and each of the recipients of the Common Stock has represented that such recipient understands that the Common Stock may not be sold or otherwise transferred absent registration under the Act or an exemption therefrom and each certificate representing shares of such Common Stock bears a legend to such effect.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES                                NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           NONE

ITEM 5.  OTHER INFORMATION                                             NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS
                  EXHIBIT 27                         FINANCIAL DATA SCHEDULE

         (B)  REPORTS ON FORM 8-K
                  CURRENT REPORT ON FORM 8-K, DATED JANUARY 30, 1997 AND FILED FEBRUARY 13, 1998.

SIGNATURE


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   __________, 1998
         Melville, NY


                                   FAMILY GOLF CENTERS, INC.
                                   -------------------------
                                   (Registrant)






                                   By:/s/Krishnan P. Thampi
                                      ---------------------
                                      KRISHNAN P. THAMPI
                                      President,
                                      Chief Operating Officer,
                                      Assistant Secretary,
                                      and Treasurer