Form 10-Q
period 1998-06-30
FAMILY GOLF CENTERS INC
filed 1998-08-14
CIK 929941

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

(Mark One)


            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
  X         EXCHANGE ACT OF 1934
------

For the quarterly period ended  June 30, 1998

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
____        EXCHANGE ACT OF 1934

For the transition period from __________to__________

                        Commission File Number: 0-25098

                          Family Golf Centers, Inc. .
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

            Delaware                                   11-3223246
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                              538 Broadhollow Road
                            Melville, New York 11747
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (516) 694-1666
-------------------------------------------------------------------------------
                        (Registrant's telephone number)

-------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if changed since last
Report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       -   -

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
            Class                           Outstanding as of  August 10, 1998
--------------------------------------      ----------------------------------
Common Stock, par value $.01 per share                25,782,437

Transitional Small Business Disclosure Format (Check one):  Yes   No  X   .
                                                                --   ----

ITEM 1.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
             UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              INTRODUCTORY COMMENT

            The condensed consolidated financial statements included herein have been prepared by Family Golf Centers, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management of the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the notes thereto. In the opinion of the management of the Company, the condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the results for the interim periods to which these financial statements relate.

The results of operations of the Company for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                JUNE 30,                     DECEMBER 31,
                                           ASSETS                                 1998                           1997
                                           ======                                 ----                           ----
                                                                                (UNAUDITED)
Current Assets:
  Cash and cash equivalents                                                           $4,093,000                   $ 6,042,000
  Restricted cash                                                                        325,000                       390,000
  Short-term investments                                                                   7,000                    55,846,000
  Inventories                                                                         22,729,000                    14,855,000
  Prepaid expenses and other current assets                                           13,703,000                     9,298,000
  Prepaid income taxes                                                                    82,000
                                                                         ------------------------       -----------------------
          Total current assets                                                        40,939,000                    86,431,000

Property, plant and equipment (net of accumulated depreciation)                      306,582,000                   235,875,000
Loan acquisition costs (net of accumulated amortization)                               5,643,000                     5,738,000
Other assets                                                                          11,798,000                     9,279,000
Excess of cost over fair value of assets acquired
(net of accumulated amortization)                                                     41,078,000                    25,713,000
                                                                         ------------------------       -----------------------
          TOTAL                                                                     $406,040,000                  $363,036,000
                                                                                    ============                  ============

                                        LIABILITIES

Current liabilities:
  Accounts payable, accrued expenses and other current liabilities                   $22,160,000                   $11,247,000
  Income taxes payable                                                                                               2,626,000
  Short term loan payable-bank                                                            92,000                        63,000
  Current portion of long-term obligations                                             6,595,000                    10,877,000
                                                                         ------------------------       -----------------------
          Total current liabilities                                                   28,847,000                    24,813,000

Convertible subordinated notes                                                       115,000,000                   115,000,000
Long-term obligations (less current portion)                                          69,403,000                    32,110,000
Subordinated debentures                                                                5,150,000                     4,981,000
Redeemable equity securities                                                                                         2,805,000
Deferred tax liability                                                                 4,196,000                     4,196,000
Other liabilities                                                                        856,000                       858,000
                                                                         ------------------------       -----------------------
         Total liabilities                                                           223,452,000                   184,763,000
                                                                         ------------------------       -----------------------

Minority interest                                                                        214,000

Commitments, contingencies and other matters

STOCKHOLDERS' EQUITY

Preferred stock - authorized 1,000,000 shares, none outstanding
Common stock - authorized 50,000,000 shares, $.01 par value;
21,143,017 and 20,500,448 shares outstanding at
  June 30, 1998 and December 31, 1997, respectively                                      211,000                       204,000
Additional paid-in capital                                                           181,517,000                   171,542,000
Retained earnings                                                                        979,000                     6,549,000
Accumulated other comprehensive income:
foreign currency translation adjustment                                                  197,000                       195,000
Unearned compensation                                                                  (483,000)                     (170,000)
Treasury shares                                                                         (47,000)                      (47,000)
                                                                         ------------------------       -----------------------

         Total stockholders' equity                                                  182,374,000                   178,273,000
                                                                         ------------------------       -----------------------

          TOTAL                                                                     $406,040,000                  $363,036,000
                                                                                    ============                  ============


  The accompanying notes to financial statements are an integral part hereof.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               SIX MONTHS ENDED                       THREE MONTHS ENDED
                                                    JUNE 30,                               JUNE 30,
                                        -------------------------------        -----------------------------------
                                             1998                  1997             1998                1997
                                        ------------------- -----------------  ---------------   -----------------
Operating revenues                             $43,051,000       $20,820,000      $26,314,000         $13,946,000
Merchandise sales                               13,070,000         8,557,000        8,310,000           5,730,000
                                        ------------------- -----------------  ---------------   -----------------
     Total revenue                              56,121,000        29,377,000       34,624,000          19,676,000
Operating expenses                              29,285,000        13,796,000       15,534,000           7,766,000
Cost of merchandise sold                         8,909,000         5,692,000        5,669,000           3,760,000
Selling, general and
 administrative expenses                         6,673,000         5,132,000        3,011,000           2,793,000
Merger, acquisition, integration
 and other related charges                       7,752,000                          7,752,000
                                        ------------------- -----------------  ---------------   -----------------
Income from operations                           3,502,000         4,757,000        2,658,000           5,357,000
Interest expense                               (5,375,000)         (700,000)      (2,746,000)           (392,000)
Other income                                     1,190,000           760,000          234,000             294,000
                                        ------------------- -----------------  ---------------   -----------------
Income (loss) before income taxes                (683,000)         4,817,000          146,000           5,259,000
Income tax expense                               4,887,000         2,837,000        4,027,000           2,492,000
                                        ------------------- -----------------  ---------------   -----------------
Net income (loss)                             $(5,570,000)        $1,980,000     $(3,881,000)          $2,767,000
                                              ============        ==========     ============          ==========

Basic earnings (loss) per share                     (0.27)              0.11           (0.19)                0.15
                                                    ======              ====           ======                ====

Diluted earnings (loss) per share                   (0.27)              0.10           (0.19)                0.15
                                                    ======              ====           ======                ====


Weighted average shares outstanding
 - Basic                                        20,844,000        18,673,000       20,856,000          18,711,000
                                                ==========        ==========       ==========          ==========

Effect of dilutive securities                                        285,000                              285,000

Weighted average shares outstanding
 - Dilutive                                     20,844,000        18,958,000       20,856,000          18,996,000
                                                ==========        ==========       ==========          ==========









    The accompany notes to financial statements are an integral part hereof.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                                         SIX MONTHS ENDED
                                                                              JUNE 30,
                                                              --------------------------------

                                                                     1998              1997
                                                              ----------------   -------------
Cash flows from operating activities:
 Net income                                                       $(5,570,000)      $1,980,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                                       5,156,000       2,474,000
 Non-cash merger, acquisition, integration and other
  related charges                                                   2,969,000
 Non-cash operating expenses                                           199,000         807,000
  (Increase) in inventories                                        (7,874,000)     (5,168,000)
  (Increase) in prepaid expenses and other current assets          (4,405,000)       (635,000)
  (Increase) in prepaid income taxes                                  (82,000)     (1,104,000)
  (Increase) decrease in other assets                              (2,519,000)     (3,961,000)
  Increase in accounts payable and accrued expenses                  7,982,000       5,791,000
  Increase (decrease) in other liabilities                             (2,000)         344,000
  Income taxes payable                                             (2,626,000)
                                                              ------------------ --------------
      Net cash (used in) provided by operating activities          (6,772,000)         528,000
                                                              ------------------ --------------
Cash flows from investing activities:
 Acquisitions of property and equipment                           (63,720,000)    (37,971,000)
 Acquisitions of goodwill                                         (12,498,000)       (977,000)
 Restricted cash deposits                                               65,000        (33,000)
 Net proceeds from sale of short-term investments                   55,839,000      29,170,000
                                                              ------------------ --------------
    Net cash (used in) investing activities                       (20,314,000)     (9,811,000)
                                                              ------------------ --------------
Cash flows from financing activities:
 (Increase) in loan acquisition costs                                (299,000)       (470,000)
 Proceeds from subordinated debentures                                               6,500,000
 Proceeds from loans, banks and others                              39,375,000         647,000
 Repayment of bank loans                                          (16,718,000)       (238,000)
 Net proceeds from issuance of common stock                             38,000       3,643,000
 Proceeds from the exercise of options and warrants                  2,741,000         255,000
                                                              ------------------ --------------
   Net cash provided by financing activities                        25,137,000      10,337,000
                                                              ------------------ --------------
  NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (1,949,000)       1,054,000
Cash and cash equivalents - beginning of period                      6,042,000       5,143,000
                                                              ------------------ --------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                           $4,093,000      $6,197,000
                                                                    ==========      ==========

Supplemental and noncash disclosures:
 Acquisition of property in exchange for common stock               $6,403,000      $2,492,000
 Acquisition of goodwill in exchange for mortgages and notes         3,953,000         305,000
 Acquisition of property subject to mortgage and notes               6,642,000
 Issuance of stock for services rendered                                53,000
 Property additions accrued but not paid                                15,000         130,000
 Interest paid                                                       3,228,000         605,000
 Taxes paid                                                          7,641,000       1,381,000


  The accompanying notes to financial statements are an integral part hereof.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

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

            Through an agreement with Golden Bear Golf, Inc. ("GBGI"), the Company is licensed to use the name "Golden Bear" for certain of the Company's golf centers. In July 1998, the Company acquired fourteen golf centers from Golden Bear Golf, Inc. and the original license agreement was terminated and replaced with a new license agreement pursuant to which the Company has agreed to operate its seven existing "Golden Bear" Golf Centers and the 14 acquired golf centers under the name "Golden Bear" (See Note D).

            [2] PRINCIPLES OF CONSOLIDATION:

            The consolidated financial statements include the accounts of Family Golf Centers, Inc. and its wholly owned and majority owned subsidiaries (excluding Eagle Quest, defined below) herein referred to as "FGCI" and together with Eagle Quest referred to herein as the "Company". All significant intercompany transactions and accounts have been eliminated. Minority interests in the Company's operations were insignificant.

            On June 30, 1998, FGCI issued 1,384,735 shares of its common stock in exchange for all outstanding common stock, options and warrants of Eagle Quest Golf Centers, Inc. ("Eagle Quest"). Eagle Quest, which was incorporated in British Columbia, Canada on February 5, 1996, acquires, develops and operates golf practice centers incorporating a driving range, a retail golf shop, and a learning academy and, in some locations, a short/executive course. This exchange, which qualified as a tax-free reorganization for federal income tax purposes, has been accounted for as a pooling-of-interests combination and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the combined results of operations, financial position and cash flows of Eagle Quest as though it had been a part of the Company since inception. Under the pooling of interests method, the assets and liabilities of Eagle Quest are carried at their historical amounts and the historical operating results of Eagle Quest are combined with those of Family Golf Centers, Inc. for all periods presented. The results of operations previously reported by the separate companies and the combined amounts presented in the consolidated financial statements follow.


                          Six Months Ended                                   Three Months Ended
                              June 30,                                            June 30,
                ------------------------------------------- --------------------------------------------- ----
                        1998                     1997                      1998                       1997
                -------------------- ---------------------- ---------------------------- -----------------------
Total revenues:
FGCI                  $  50,090,000           $ 26,557,000                 $ 30,920,000            $ 17,542,000
Eagle Quest               6,031,000              2,820,000                    3,704,000               2,134,000
                ==================== ====================== ============================ =======================
Consolidated          $  56,121,000           $ 29,377,000                 $ 34,624,000            $ 19,676,000
                ==================== ====================== ============================ =======================

Net income(loss)
FGCI                  $   5,697,000           $  4,630,000                 $  4,351,000            $  4,068,000
Eagle Quest            (11,267,000)            (2,650,000)                  (8,232,000)             (1,301,000)
                ==================== ====================== ============================ =======================
Consolidated          $ (5,570,000)           $  1,980,000                 $(3,881,000)            $  2,767,000
                ==================== ====================== ============================ =======================

            The consolidated financial statements include merger, acquisition, integration and other related fees and expenses of $7.8 million, of which $2.0 million is included in the FGCI net income and $5.8 million in the net loss of Eagle Quest.

             [3] STOCK SPLIT:

            In May 1998, the Company effected a 3 for 2 stock split. The financial statements give retroactive effect to this transaction.

(NOTE B) INVENTORIES:

            Inventory consists of merchandise for sale in the pro shop at each facility and is valued at the lower of cost on a first-in, first-out basis or market.

 (NOTE C) ACQUISITIONS:

            On June 30, 1998, the Company completed the acquisition of Eagle Quest and issued 1,384,735 shares of the Company's Common Stock in exchange for all Eagle Quest's outstanding common stock, options and warrants. This transaction was accounted for as a pooling-of-interests business combination and, accordingly, the consolidated financial statements (including those for prior periods) have been restated to include the accounts of Eagle Quest for all periods presented. Eagle Quest was the second largest operator of golf driving ranges in North America, with 20 golf centers in Texas, Washington and Canada. All amounts discussed herein, except as otherwise specifically indicated, include the consolidated results and balances of the Company and its subsidiaries, including Eagle Quest.

            In addition to the acquisition of Eagle Quest, also during the second quarter of 1998, the Company acquired a golf facility in Carlsbad, California and the right to operate existing golf facilities in Overland Park and Evergreen, Colorado under concession agreements with the City of Denver. In addition, the Company entered into a concession license with the City of New York to build a golf center in Brooklyn, New York, a long-term lease to construct and operate a golf facility in Shelton, Connecticut and a concession license to construct and operate a golf facility in Green Valley Ranch, Colorado.

            In addition to golf facilities the Company signed a long-term lease to construct and operate an ice rink facility with two sheets of ice and a family entertainment center in Woodbridge, New Jersey.

            During the first quarter of 1998 the Company acquired: MetroGolf Incorporated ("Metro"), the operator of eight golf facilities, through the successful completion of a tender offer; Blue Eagle Golf Centers,

            Inc., the operator of three golf facilities; an ice rink facility in Raleigh, North Carolina; and a golf facility in Holbrook, Massachusetts. In addition, in March 1998, the Company signed a long-term lease to construct and operate an ice rink facility consisting of two NHL regulation-size ice rinks and family entertainment center in New Rochelle, New York.

            The acquisitions made during the first and second quarter, other than Eagle Quest, have been accounted for under the purchase method of accounting and, accordingly, the results of operations have been included from the date of acquisition.

            The following unaudited pro forma information assumes that certain acquisitions in 1998 had taken place at the beginning of 1998 and that certain acquisitions in 1998 and 1997 had taken place at the beginning of 1997:

                                                                    JUNE 30,               DECEMBER 31,
                                                             -----------------------   ------------------
                                                                       1998                    1997
                                                             -----------------------   -------------------
Total revenue                                                     $56,028,000                 $92,342,000
Net income (loss)                                                  (6,186,000)                    160,000
Net income (loss) per share - basic                                    $(0.30)                      $0.01
                            - diluted                                  $(0.30)                      $0.01

(NOTE D) SUBSEQUENT EVENTS:

            On July 17, 1998 the Company increased its credit facility with the Chase Manhattan Bank ("Chase") from $20 million to $44.3 million in order to fund the acquisition of Golden Bear Golf Centers, Inc. The additional $24.3 million is due on October 12, 1998 and bears interest at LIBOR plus a margin of 1% per annum.

            On July 20 and July 21, 1998, the Company acquired Golden Bear Golf Centers, Inc. and a related subsidiary for $32.0 million, minus certain indebtedness, capital leases and other liabilities (currently estimated at $9.0 million), subject to certain post-closing adjustments (the "Golden Bear Acquisition"). The Company believes that, prior to the acquisition, Golden Bear was the third largest operator of golf driving ranges in North America with 14 golf centers in California, Florida, Maryland, Michigan, New Jersey, New York, Ohio, Oregon, Pennsylvania and Texas.

            The Company entered into new license agreements with respect to the existing Golden Bear Golf Centers and the newly acquired centers. This transaction will be accounted for as a purchase in accordance with APB No. 16.

            Also on July 20, 1998, the Company entered into a Term Loan Agreement with ORIX USA Corporation ("ORIX") providing for a $10.0 million loan secured by a mortgage on five of the Company's existing properties. The loan bears interest at either (i) the Prime Rate or (ii) LIBOR plus a margin of 2.25% per annum. The loan matures on July 19, 2003. As a condition to obtaining this loan, ORIX required that the Company enter into an interest rate protection agreement. Accordingly, the Company entered into a Swap Transaction Agreement with Chase on July 20, 1998, which, in effect, fixes the LIBOR rate under the Term Loan Agreement at 5.93%. In the event LIBOR exceeds such fixed rate, Chase is required to pay such excess to the Company, and in the event that LIBOR is less than such fixed rate, the Company is required to pay Chase such difference. The Company has drawn down the full $10.0 million under the ORIX Term Loan Agreement.

            On July 27, 1998, the Company completed a public offering of 4,600,000 shares of Common Stock. The net proceeds to the Company were approximately $106.0 million.

            In August 1998, the Company obtained a commitment from Chase to replace the existing $44.3 million credit facility with a syndicated $100,000,000 secured two (2) year revolving credit facility converting to a four (4) year term loan. Chase has agreed to serve as the administrative agent for this new credit facility and to lend up to $45,000,000 as a participant in the Facility. As with the Company's current credit facility with Chase, the new credit facility is to be secured by the pledge of the stock of most of the Company's subsidiaries and such subsidiaries will also guarantee such obligations. Interest under the new credit facility is to be either
            (i) the greater of Chase's prime rate or the federal funds rate plus .5% per annum plus a margin of .25% per annum or (ii) the LIBOR rate, plus between 1% and 2% per annum (depending on the Company's ratio of Consolidated Funded Debt to Consolidated EBITDA (as such terms are defined in the commitment letter)). To date, the Company has not entered into a definitive loan agreement with respect to such commitment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The following discussion and analysis should be read in conjunction the Company's Financial Statements and the notes thereto appearing elsewhere in the Report. This Report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in the Report and include statements regarding the intent, belief or current expectations of the Company with respect to (i) the Company's acquisition and financing plans, (ii) trends affecting the Company's financial condition or results of operations,
(iii) the impact of competition and (iv) the expansion and integration of certain operations. The Company cautions that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Report, including, without limitation, the information under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", and the information contained in the Company's Annual Report on Form 10-K for the year ended 1997 under "Risk Factors" and "Business" identifies important factors that could cause or contribute to such differences.

GENERAL

The Company is the leading consolidator and operator of golf centers in North America. The Company's strategy is to continue to build upon its leadership position in the golf center industry and expand its concept of family-oriented sports entertainment through: (i) consolidation within the golf center industry, (ii) enhancement of facilities and customer service, (iii) leveraging centralized operations and (iv) developing complementary sports and family entertainment facilities. The Company's golf centers are designed to provide a wide variety of practice opportunities, including facilities for driving, chipping, putting, pitching and sand play. In addition, the Company's golf centers typically offer full-line pro shops, golf lessons instructed by PGA-certified golf professionals and other amenities such as miniature golf and snack-bars to encourage family participation. The Company has a proven track record of successfully identifying, acquiring and integrating golf centers, having grown from one golf facility in 1992 to 97 in operation or under construction as of June 30, 1998.

The Company's golf facilities have opened at varying times over the past several years. As a result of changes in the number of golf facilities open from period to period, the seasonality of operations, the timing of acquisitions, the completion of various debt and equity financings and the expansion of the Company's business to include ice rinks and Family Sports Supercenters, results of operations for any particular period may not be indicative of the results of operations in the future.

Most of the Company's revenues from its golf centers are derived from selling tokens and debit cards for use in automated range-ball dispensing machines, pro shop merchandise sales, charging for rounds of miniature golf, golf lessons and management fees. The Company also derives revenues at its golf courses from golf club membership fees, fees for rounds of golf and golf lessons. It derives revenues from its ice rink facilities, pro-shop merchandise, by renting rinks to hockey leagues, charging admissions to its skating facilities for public skating, providing lessons through USFSA-certified instructors, skate equipment rental, as well as from food and beverage sales and video games. The Company derives revenues from its Family Sports Supercenters from substantially the same sources as described above. The Company currently operates two Family Sports Supercenters, and two stand alone ice rinks and is adding a family entertainment center and two ice rinks to its Denver, Colorado center to make such facility a Family Sports Supercenter.


EAGLE QUEST MERGER

On June 30, 1998, the Company completed the acquisition of Eagle Quest for 1,384,735 shares of the Company's common stock for all of the outstanding common stock, options and warrants of Eagle Quest. This transaction was accounted for as a pooling-of-interests business combination. Eagle Quest was the second largest operator of golf driving ranges in North America, with 18 golf centers in Texas, Washington and Canada. Accordingly, financial statements for prior period have been restated to include the accounts of Eagle Quest. All amounts discussed herein, except as otherwise specifically indicated, include the consolidated results and balances of the Company and its subsidiaries including Eagle Quest. These financial statements represent the first presentation by the Company on a pooled restated basis.

The differences between the Company's previously reported historical results and the restated results discussed below are due to the combination of Eagle Quest's revenues, expenses and losses with the historical revenues, expenses and income of the Company. The restated results of operations for the Company are not necessarily indicative of the results of operations of the consolidated entity in the future.

Eagle Quest began operations in February 1996 and opened or acquired its facilities at varying times commencing in 1996. Eagle Quest's strategy was to establish the infrastructure to manage and operate a large number of facilities and then to open or acquire such facilities. The Company believes that the expenses of establishing and maintaining the infrastructure to service the planned increase in facilities owned, leased and managed by Eagle Quest contributed to Eagle Quest's losses and the level of its expenses as a percentage of revenues.

For the period from its inception to June 30, 1998, Eagle Quest generated net losses of $13.6 million before one-time merger, acquisition integration and other related charges associated with Eagle Quest's acquisition by the Company.

For the six months ended June 30, 1998, restated for the pooling-of-interest, the Company's total revenue and earnings before one-time merger, acquisition, integration and other related charges was $56.1 million and $2.2 million, respectively. FGCI contributed $50.1 million in total revenue and $7.6 million in earnings (before the one-time charges of $2.0 million), while Eagle Quest contributed $6.0 million in total revenue and $5.5 million in net losses (before the one-time charges of $5.8 million).

For the three months ended June 30, 1998, restated for the pooling-of-interest, the Company's total revenue and earnings before one-time merger, acquisition, integration and other related charges was $34.6 million and $3.9 million, respectively. FGCI contributed $30.9 million in total revenue and $6.3 million in net income (before the one-time charges of $2.0 million). Eagle Quest contributed $3.7 million in total revenue and $2.4 million in losses (before the one-time charges of $5.8 million) in the three months ended June 30, 1998.

As of June 30, 1998, the Company owned, leased or managed 97 golf facilities (located in 21 states, the Canadian Provinces of British Columbia and Alberta). Twelve of the golf centers are currently under construction.

GOLDEN BEAR ACQUISITION

As of June 30, 1998, seven of the golf centers were operated under the name "Golden Bear Golf Centers", licensed from Jack Nicklaus' licensing company, Golden Bear Golf, Inc. In July 1998, the Company acquired fourteen golf centers from Golden Bear Golf, Inc. and the original license agreement was terminated and replaced with a new license agreement pursuant to which the Company has agreed to operate its seven existing "Golden Bear" Golf Centers and the 14 acquired golf centers under the name "Golden Bear" (See Note D to the financial statements).

RESULTS OF OPERATIONS

The following table sets forth selected operations data of the Company expressed as a percentage of total revenue (except for operating expenses which is expressed as a percentage of operating revenue and cost of merchandise sold which is expressed as a percentage of merchandise sales) for the periods indicated below:



                                                      SIX MONTHS ENDED                            THREE MONTHS ENDED
                                                          JUNE 30,                                     JUNE 30,
                                              ---------------------------------          -------------------------------------

                                                     1998           1997                      1998               1997
                                                     ----           ----                      ----               ----

Operating revenues                                    76.7%          70.9%                    76.0%               70.9%
Merchandise sales                                     23.3           29.1                     24.0                29.1
                                                 -------------- --------------             ------------      --------------
Total revenue                                         100.0         100.0                    100.0               100.0

Operating expenses                                     68.0          66.3                     59.0                55.7
Cost of merchandise sold                               68.2          66.5                     68.2                65.6
Selling, general and
  admin. expenses                                      11.9          17.5                      8.7                14.2
Merger, acquisition,
  integration and other related
  charges                                              13.8            --                     22.4                  --
Income from operations                                  6.2          16.2                      7.6                27.2
Interest expense                                        9.6           2.4                      4.6                 2.0
Other income                                            2.1           2.6                      0.7                 1.5

Income (loss) before income taxes
                                                       (1.2)         16.4                      0.4                26.7
Income tax expense                                      8.7           9.7                     11.6                12.7
Net income (loss)                                      (9.9)          6.7                    (11.2)               14.1


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Results for the six months ended June 30, 1998 reflect the operations of 70 golf centers for the full period, three golf centers for five months, eight golf centers for approximately four months, one golf center for three months, one golf center for approximately two months and two golf centers for one month or less and also include two Family Sports Supercenters and two stand alone ice rink facilities for six months or less. Results for the six months ended June 30, 1997 reflect the operations of 37 golf centers for the full period, operations of three golf centers for approximately five months, operations of five golf centers for approximately four months, operations of four golf centers for about three months, operations of one golf center for two months and operations of thirteen golf centers for one month or less. As a result of the change in the number of golf centers open from period to period, the comparison between the 1998 and 1997 periods may not necessarily be meaningful.

Total revenue for the six months ended June 30, 1998 was $56.1 million as compared to $29.4 million for the same period in 1997, an increase of $26.7 million (91%). The overall increase in revenue was attributable to having additional golf centers in operation during the 1998 period, as well as the revenue generated by the Company's ice rink and Family Sports Supercenters. Total revenue for the 36 golf centers operating for the full six months ended June 30, 1998 and 1997 increased 7% to $26.0 million in the 1998 period from $24.0 million in the 1997 period. The increase in revenue for these 36 golf centers was primarily due to stronger merchandise and golf instruction sales and better winter weather conditions in the Northeast and Southeast regions partially offset by adverse weather attributed to the El Nino effect on the West Coast. Revenue for the 4 golf centers operated by Eagle Quest for the full six month period decreased by 21%, while revenue for the 32 golf centers operated by Family Golf increased by 11%.

Operating revenue, consisting of all sales except merchandise sales, amounted to $43.1 million for the six months ended June 30, 1998, as compared to $20.8 million for the comparable 1997 period, an increase of $22.3 million (107%). The increase in operating revenue was primarily attributable to having additional golf centers in operation during the 1998 period, as well as the revenue generated by the Company's ice rinks and Family Sports Supercenters. Total operating revenue for the 36 golf centers operating for the full six months ended June 30, 1998 and 1997 increased 4% to $16.6 million in the 1998 period from $15.9 million in the 1997 period. Operating revenue for the 4
Eagle Quest golf centers decreased by 3% while operating revenue for the 32 Family Golf centers increased by 5%. Non-golf revenue from the Company's Sports Supercenters and ice rinks totaled $9.1 million for the six months ended June 30, 1998. The Company had no non-golf revenue in the comparable 1997 period.

Merchandise sales, consisting of golf clubs, balls, bags, gloves, videos, apparel and related accessories, amounted to $13.1 million for the six months ended June 30, 1998 as compared to $8.6 million for the comparable 1997 period, an increase of $4.5 million (52%). The increase in merchandise sales was primarily due to the contribution of new locations. Total merchandise sales for the 36 golf centers operating for the full six months ended June 30, 1998 and 1997 increased 16% to $9.4 million in the 1998 period from $8.1 million in the 1997 period, due to the increased emphasis placed by the Company on improving pro shop sales, improved purchasing procedures and increased promotion. Merchandise sales for the 4 Eagle Quest golf centers decreased by 46% primarily due to lack of pro shop inventory as a result of Eagle Quest's working capital shortage. Merchandise sales for the 32 Family Golf centers increased by 24% for the six month period.

Operating expenses, consisting of operating wages and employee costs, land rent, depreciation of golf driving range facilities and equipment, utilities and all facility operating costs, increased to $29.3 million (68% of operating revenue) in the 1998 period from $13.8 million (66% of operating revenue) in the 1997 period, an increase of $15.5 million (112%). The increase in operating expenses was primarily due to the operating costs of locations that were operated by the Company during the 1998 period which were not owned in the 1997 period.

The cost of merchandise sold increased to $8.9 million (68% of merchandise sales) in the 1998 period from $5.7 million (67% of merchandise sales) in the comparable 1997 period. The overall increase in the cost of merchandise sold of $3.2 million (57%) was primarily due to the higher level of merchandise sales. The increase in cost of merchandise sold as a percentage of merchandise sales is primarily due to the higher cost of goods sold at the Eagle Quest locations.

Selling, general and administrative expenses for the six months ended June 30, 1998 amounted to $6.7 million (12% of total revenue) compared to $5.1 million (17% of total revenue) in the comparable 1997 period, an increase of $1.6 million (30%), primarily due to the expenses associated with opening and operating additional golf centers. Selling, general and administrative expenses declined to 12% of total revenue in 1998 from 17% in 1997 primarily due to the substantial increase in revenues and a relatively low corresponding incremental increase in certain selling, general and administrative costs.

The Company incurred $7.8 million (14% of total revenues) of merger, acquisition, integration and other related charges relating to the acquisition of Eagle Quest by the Company on June 30, 1998. Included in these costs were:
$3.7 million of fees and professional expenses, $1.4 million of severance and compensation expenses and $2.7 million of other integration expenses and asset write-offs.

Interest expense increased to $5.4 million for the six months ended June 30, 1998 from $700,000 in the comparable 1997 period. Other income, primarily interest income, increased to $1.2 million in the 1998 period from $760,000 in the 1997 period. The increase in interest expense was primarily due to the increase in debt in the first half of 1998 from the sale of $115 million of convertible notes in October 1997.

Excluding the one-time merger, acquisition, integration and other related expenses, the Company had income before income taxes of $7.1 million for the six months ended June 30, 1998, as compared to income of $4.8 million in the comparable 1997 period. Inclusive of the one-time charges, loss before income taxes for the six months ended June 30, 1998 was $683,000. Earnings, excluding one-time merger, acquisition, integration and other related expenses, for the six months ended June 30, 1998 amounted to $2.2 million, as compared to $2.0 million in the comparable 1997 period. Inclusive of the one-time charges, the Company has a net loss of $5.6 million for the six months ended June 30, 1998.


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Results for the three months ended June 30, 1998 reflect the operations of 83 golf center for the full period, one golf center for approximately two months and one golf centers for one month or less and also include the results of two Family Sports Supercenters and two stand alone ice rink facilities. Results for the three months ended June 30, 1997 reflect the operations of 45 golf centers for the full period, two golf centers for two months and operations of 12 golf centers for one month or less. As a result of the change in the number of golf centers open from period to period, the comparison between the 1998 and 1997 periods may not necessarily be meaningful.

Total revenue for the three months ended June 30, 1998 was $34.6 million as compared to $19.7 million for the same period in 1997, an increase of $14.9 million (76%). The overall increase in revenue was primarily attributable to having additional golf facilities in operation during the 1998 period as well as the revenue generated by the Company's ice rinks and Family Sports Supercenters. Total revenue for the 44 golf centers operating for the full three months ended June 30, 1998 and 1997 increased 7% to $18.4 million in the 1998 period from $17.3 million in the 1997 period. The increase in revenues for these 44 golf centers was primarily due to stronger merchandise and golf instruction sales, partially offset by adverse weather attributed to the El Nino effect on the West Coast. Total revenue for the four Eagle Quest golf centers in operation for the full second quarter of 1997 and 1998 decreased by 25%, while total revenues for the 40 Family Golf centers in operation for the full quarter of both years increased by 10%.

Operating revenue, consisting of all sales except merchandise sales, amounted to $26.3 million for the three months ended June 30, 1998, as compared to $13.9 million for the comparable 1997 period, an increase of $12.4 million (89%). The increase in operating revenue was primarily attributable to having additional golf facilities in operation during the 1998 period. Total operating revenue for the 44 golf centers operating for the full three months ended June 30, 1998 and 1997 increased 4% to $12.2 million in the 1998 period from $11.7 million in the 1997 period. Operating revenue for the four Eagle Quest golf centers decreased by 8% while operating revenue for the 40 Family Golf centers increased by 5%. Non-golf revenue from the Company's Family Sports Supercenters and ice rink facilities totaled $4.0 million for the three months ended June 30, 1998. The Company had no non-golf revenue in the comparable 1997 period.

Merchandise sales, consisting of golf clubs, balls, bags, gloves, videos, apparel and related accessories, amounted to $8.3 million for the three months ended June 30, 1998 as compared to $5.7 million for the comparable 1997 period, an increase of $2.6 million ( 45%). The increase in merchandise sales was primarily due to the contribution of new locations and the continuing emphasis placed by the Company on improving pro shop sales, improved purchasing procedures and increased promotion. Total merchandise sales for the 44 golf centers operating for the full three months ended June 30, 1998 and 1997 increased 11% to $6.1 million in the 1998 period from $5.5 million in the 1997 period. Merchandise sales for the four Eagle Quest golf centers decreased by 53% due to a lack of pro shop inventory attributed to its working capital deficiency. Merchandise sales for the 40 Family Golf centers increased by 19% in the 1998 quarter compared to the 1997 quarter.

Operating expenses, consisting of operating wages and employee costs, land rent, depreciation of golf driving range facilities and equipment, utilities and all other facility operating costs, increased to $15.5 million (59% of operating revenue) in the 1998 period from $7.8 million (56% of operating revenue) in the 1997 period, an increase of $7.7 million (100%). The increase in operating expenses was primarily due to the operating costs of locations that were not owned by the Company during the 1997 period.

The cost of merchandise sold increased to $5.7 million (68% of merchandise sales) in the 1998 period from $3.8 million (66% of merchandise sales) in the comparable 1997 period. The overall increase in this cost of $1.9 million (51%) was primarily due to the higher level of merchandise sales. The increase in cost of merchandise sold as a percentage of merchandise sales was primarily due the higher cost of goods sold at the Eagle Quest locations.

Selling, general and administrative expenses for the three months ended June 30, 1998 amounted to $3.0 million (9% of total revenue) compared to $2.8 million (14% of total revenue) in the comparable 1997 period. The increase of $0.2 million (8%) was primarily due to expenses associated with opening and operating additional golf facilities. Selling, general and administrative expenses declined as a percent of total revenue primarily due to the substantial increase in revenue and a relatively low corresponding incremental increase in certain selling, general and administrative costs.

The Company incurred $7.8 million (22% of total revenues) of merger, acquisition, integration and other related costs relating to the acquisition of Eagle Quest by the Company on June 30, 1998. Included in these costs were: $3.7 million of fees and professional expenses, $1.4 million of severance and compensation expenses and $2.7 million of asset write-offs.

Interest expense increased to $2.7 million for the three months ended June 30, 1998 from $392,000 in the comparable 1997 period. The increase in interest expense was due primarily to the $115 million convertible debt outstanding in the 1998 period and additional debt outstanding. Other income, primarily interest income, decreased to $234,000 in the 1998 period as compared to $294,000 in the 1997 period.

Excluding the one-time merger, acquisition, integration and other related expenses, the Company had income before income taxes of $7.9 million for the three months ended June 30, 1998, as compared to income of $5.3 million in the comparable 1997 period. Inclusive of the one-time charges, income before income taxes for the three months ended June 30, 1998 was $146,000. Earnings, excluding one-time merger, acquisition, integration and other related expenses, for the three months ended June 30, 1998 amounted to $3.9 million, as compared to $2.8 million in the comparable 1997 period. Inclusive of the one-time charges, the Company has a net loss of $3.9 million for the three months ended June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had working capital of $12.1 million compared to $61.6 million at December 31, 1997. The decrease was principally due to the acquisition of thirteen facilities including Metro and construction expenditures.

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

The Company's outstanding indebtedness as of June 30, 1998 including the Notes (defined below) and Eagle Quest indebtedness of $196.1 million bears interest at fixed and variable rates currently ranging from 5.25% to 42%. On June 30, 1997, the Company entered into a Credit Agreement (the "Agreement") with The Chase Manhattan Bank (the "Bank") providing for a two-year $20 million revolving credit facility converting to a four-year term loan at the end of two years (the "Credit Facility"). As of June 30, 1998, outstanding borrowings under the Credit Facility were $18.7 million. On July 17, 1998, Chase increased the Credit Facility by, and the Company borrowed, an additional $24.3 million to fund the Golden Bear Acquisition. The additional $24.3 million is due on October 12, 1998 and bears interest at LIBOR plus a margin of 1% per annum.

In August 1998, the Company obtained a commitment from Chase to replace the existing $44,250,000 Credit Facility with a syndicated $100,000,000 secured two
(2) year revolving credit facility converting to a four (4) year term loan. Chase has agreed to serve as the administrative agent for this new credit facility and to lend up to $45,000,000 as a participant in the new credit facility. As with the Company's current credit facility with Chase, the new credit facility is to be secured by the pledge of the stock of most of the Company's subsidiaries and such subsidiaries will also guarantee such obligations. Interest under the new credit facility is to be either (i) the greater of Chase's prime rate or the federal funds rate plus .5% per annum plus a margin of .25% per annum or (ii) the LIBOR rate, plus between 1% and 2% per annum (depending on the Company's ratio of Consolidated Funded Debt to Consolidated EBITDA (as such terms are defined in the commitment letter)). To date, the Company has not entered into a definitive loan agreement with respect to such commitment.

On July 20, 1998, the Company entered into a Term Loan Agreement with ORIX USA Corporation ("ORIX") providing for a $10.0 million loan secured by a mortgage on five of the Company's existing properties. The loan bears interest at either
(i) the Prime Rate or (ii) LIBOR plus a margin of 2.25% per annum. The loan matures on July 19, 2003. As a condition to obtaining this loan, ORIX required that the Company enter into an interest rate protection agreement. Accordingly, the Company entered into a Swap Transaction Agreement with Chase, on July 20, 1998, which, in effect, fixes the LIBOR rate under the Term Loan Agreement at 5.93%. In the event LIBOR exceeds such fixed rate, Chase is required to pay such excess to the Company, and in the event that LIBOR is less than such fixed rate, the Company is required to pay Chase such difference. The Company has drawn down the full $10.0 million under the ORIX Term Loan Agreement.

In connection with the acquisition of Eagle Quest on June 30, 1998, the Company incurred additional outstanding indebtedness of $23.2 million which bears interest at fixed and variable rates currently ranging from 6% to 42%.
Eable Quest had a $16 million credit facility bearing interest at LIBOR plus 4% per annum. The loan is payable in monthly installments of approximately $15,700 plus interest through maturity in September 2002. The loan is secured by the assets of certain U.S. subsidiaries of Eagle Quest. As of June 30, 1998 the Company had $10.4 million outstanding under this facility.

In connection with the Golden Bear Acquisition, the Company incurred additional outstanding indebtedness of approximately $9.0 million which bears interest at fixed and variable rates currently ranging from 8% to 9.8%.

On July 23, 1998 the Company completed a public offering of 4,600,000 shares of common stock. The net proceeds to the Company were approximately $106.0 million. The Company intends to pay down a portion of the Eagle Quest indebtedness with the proceeds of the offering.

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

TRENDS

The Company plans to open or acquire additional golf centers. As the additional golf centers acquired by the Company commence operations, total revenue should continue to increase. In addition, the Company believes that as its currently opened golf centers mature, revenue and operating income from its centers should increase due to customer awareness, programs marketing the golf centers to various special interest groups, expanding ties to the local business and golfing community, marketing programs, and the growing popularity of golf. Any increases may be partially offset by initial losses from pre-opening costs and initial operating losses associated with new or newly acquired golf centers.

The Company has identified the ice rink industry as having a number of industry and operational dynamics similar to those of the golf center industry. The Company is applying the skills and resources it has used in the golf center industry to capitalize on such similarities by selectively constructing, or acquiring and enhancing, ice rinks. In addition, the Company expects to selectively augment certain of its existing golf centers with sports and entertainment amenities including ice rinks, video and virtual reality games, children's rides, batting cages and other entertainment activities to create Family Sports Supercenters. The Company believes that the addition of these facilities expands on the Company's concept of family-oriented sports entertainment, improves utilization by adding additional sources of revenues, attracts a more diversified base of customers, increases visitation and per capital spending and has the added benefit of being counter-seasonal to the Company's core golf business. The additional revenue attributed to these Family Sports Supercenters will be partially offset by initial losses from acquisition, construction and other pre-opening costs and initial operating losses associated with new supercenters.

SEASONALITY

Historically, the second and third quarters have accounted for a greater portion of the Company's revenues than have the first and fourth quarters of the year. This is primarily due to an outdoor playing season limited by inclement weather. Although most of the Company's facilities are designed to be all-weather, portions of the facilities, such as driving ranges, miniature golf courses which are outdoors, tend to be vulnerable to weather conditions. One of the Company's golf centers and one golf course are closed during a portion of the winter. Also, golfers are less inclined to practice when weather conditions limit their ability to play golf on outdoor courses. Since August 1995, the Company has acquired golf centers in various locations (Arizona, California, Florida, Georgia, North Carolina, South Carolina, Texas and Virginia) where inclement weather may not limit the outdoor season as much as such weather limits the outdoor playing season at the Company's golf facilities in Northern states. In addition, the ice rink facilities and the Family Sports Supercenters are expected to generate a greater portion of their revenues in the first and fourth quarters of the years and accordingly, may partially offset such seasonality. The timing of new facility acquisitions and openings may cause the Company's results of operations to vary significantly from quarter to quarter. Accordingly, period-to-period comparisons are not necessarily meaningful and should not be relied on as indicative of future results.


INFLATION

There was no significant impact on the Company's operations as a result of inflation during the six months ended June 30, 1998.

YEAR 2000 ISSUES

Certain of the Company's computers systems and software interpret the year 2000 as the year 1980 or some other date. The operating system generally employed by the Company is Windows 95, which is year 2000 compliant. The networking, general ledger and accounts payable and facility point-of-sale and pro shop software programs require software updates or modifications to address the year 2000 problems. DMS, Inc., which provides certain of the Company's software and systems under contract, particularly the general ledger and accounts payable software programs, will be installing modifications to address the year 2000 issue at no charge to the Company. The Company is further addressing the matter by replacing certain older computers and installing off-the-shelf and other third-party software that is year 2000 compliant, at an estimated cost of less than $50,000. The Company anticipates that installation of year 2000 compliant software and hardware will be completed by the end of 1998. The Company does not believe that the year 2000 problem will have a material affect on the Company's operations; however, no assurance can be given that the software updates and new computers will resolve the problem as scheduled or at all.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                          NONE

ITEM 2.  CHANGE IN SECURITIES
                        During the quarter ended June 30, 1998, the Company issued a aggregate of 1,483,979 shares of Common Stock as part of the consideration for five separate acquisitions, consisting of the acquisition of Pardoc Vending Corp., Blue Line Pro Shop, Eagle Quest Golf Centers, Inc., a long term lease to construct and operate a golf center in Shelton, Connecticut and the right to construct and/or manage the golf facilities located at Overland Park, in Overland, Colorado, the Evergreen Golf Course, in Evergreen, Colorado and the Green Valley Ranch Golf Course, in Green Valley Ranch, Colorado from the owners, lessees or stockholders of such assets, properties or entities. Such shares were issued in the amounts, on the dates and for the securities or assets listed below: (i) May 15, 1998, 10,118 shares, the acquisition of all of the outstanding securities of Pardoc Vending Corp.; (ii)
                        May 15, 1998, 750 shares, the acquisition of certain assets of the Blue Line Pro Shop; (iii) June 30, 1998, 1,384,735 shares, the acquisition of all of the outstanding securities of Eagle Quest Golf Centers, Inc.; (iv) May 21, 1998, 3,000 shares, to enter a long term lease to construct and operate a golf center in Shelton, Connecticut; and (v) May 1, 1998, 85,376 shares, the acquisition of the right to construct and/or manage the golf facilities located at Overland Park, in Overland, Colorado, the Evergreen Golf Course, in Evergreen, Colorado and the Green Valley Ranch Golf Course, in Green Valley Ranch, Colorado. Such issuances were not registered under the Securities Act of 1933 (the "Act") in reliance on the exemption provided by
                        Section 4(2) except for certain of the shares issued in the acquisition of Eagle Quest Golf Centers, Inc., which issuance was made in reliance on the exemption provided by Section 3(a)(10) of the Act. None of such issuances involved any general solicitation and each of the recipients of the Common Stock (other than the shareholders of Eagle Quest Golf Centers, Inc.) has represented that such recipient understands that the Common Stock may not be sold or otherwise transferred absent registration under the Act or an exemption therefrom and each certificate representing shares of such Common Stock bears a restrictive legend to such effect.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES                            NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                        On June 26, 1998, the Company held its Annual Meeting of Stockholders. At such meeting Dominic Chang, Krishnan P. Thampi, James Ganley, Jimmy C.M. Hsu and Yupin Wang were elected to continue to serve as directors of the Company by a plurality of the votes cast in person or by proxy at the Meeting. In addition, the following matters were voted upon by the
                        Stockholders: (i) there were 14,065,018 votes cast for, 124,204 votes cast against and 74,890 abstentions with respect to the ratification of the appointment of Richard A. Eisner & Company, LLP, certified public accountants, as auditors of the Company for the fiscal year ending December 31, 1998; and (ii) there were 10,107,333 votes cast for, 6,329,457 votes cast against and 30,408 abstentions with respect to the adoption of the Company's 1998 Stock Option and Award Plan.

ITEM 5.  OTHER INFORMATION
                        In August 1998, the Company obtained a commitment from Chase to replace the existing $44,250,000 Credit Facility with a $100,000,000 syndicated secured two (2) year revolving credit facility converting to a four (4) year term loan. Chase has agreed to serve as the administrative agent for this new credit facility and to lend up to $45,000,000 as a participant in the Facility. As with the Company's current credit facility with Chase, the new credit facility is to be secured by the pledge of the stock of most of the Company's subsidiaries and such subsidiaries will also guarantee such obligations. Interest under the new credit facility is to be either (i) the greater of Chase's prime rate or the federal funds rate plus .5% per annum plus a margin of .25% per annum or (ii) the LIBOR rate, plus between 1% and 2% per annum (depending on the Company's ratio of Consolidated Funded Debt to Consolidated EBITDA (as such terms are defined in the commitment letter)). To date, the Company has not entered into a definitive loan agreement with respect to such commitment.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (A)  EXHIBITS
                 --------
                        EXHIBIT 27                      FINANCIAL DATA SCHEDULE

            (B)  REPORTS ON FORM 8-K
                 -------------------
                        1. CURRENT REPORT ON FORM 8-K, DATED APRIL 2, 1998 AND FILED APRIL 7, 1998.
                        2. CURRENT REPORT ON FORM 8-K/A,
                        DATED JANUARY 30, 1998 AND FILED MAY 14, 1998.
                        3. CURRENT REPORT ON FORM 8-K, DATED JUNE 16, 1998 AND FILED JULY 8, 1998.
                        4. CURRENT REPORT ON FORM 8-K, DATED JUNE 30, 1998 AND FILED JULY 13, 1998.
                        5. CURRENT REPORT ON FORM 8-K, DATED JULY 20, 1998 AND FILED JULY 31, 1998.

SIGNATURE


            In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:      __________, 1998
            Melville, NY

                                                     FAMILY GOLF CENTERS, INC.
                                                          (Registrant)




                                                     By:________________________
                                                        KRISHNAN P. THAMPI
                                                        President,
                                                        Chief Operating Officer,
                                                        Assistant Secretary,
                                                        and Treasurer


                                                     By:________________________
                                                        JEFFREY C. KEY
                                                        Chief Financial Officer