Form 10-Q
period 1998-09-30
FAMILY GOLF CENTERS INC
filed 1998-11-17
CIK 929941

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

(Mark One)

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
  [X]    EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1998

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

                                 (516) 694-1666
                    ----------------------------------------
                        (Registrant's telephone number)


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
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                      Outstanding as of  November 12, 1998
--------------------------------------     ------------------------------------
Common Stock, par value $.01 per share                  25,836,152

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

The results of operations of the Company for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         SEPTEMBER 30,          DECEMBER 31,
                              ASSETS                                         1998                   1997
                              ======                                         ----                   ----
                                                                          (UNAUDITED)
Current Assets:
  Cash and cash equivalents                                              $  10,831,000        $    6,042,000
  Restricted cash                                                              314,000               390,000
  Short-term investments                                                    40,706,000            55,846,000
  Inventories                                                               25,115,000            14,855,000
  Prepaid expenses and other current assets                                 11,105,000             9,298,000
                                                                         -------------        --------------
          Total current assets                                              88,071,000            86,431,000

Property, plant and equipment (net of accumulated depreciation)            383,284,000           235,875,000
Loan acquisition costs (net of accumulated amortization)                     5,668,000             5,738,000
Other assets                                                                 7,110,000             9,279,000
Excess of cost over fair value of assets acquired
(net of accumulated amortization)                                           45,084,000            25,713,000
                                                                         -------------        --------------
          TOTAL                                                          $ 529,217,000        $  363,036,000
                                                                         =============        ==============

                            LIABILITIES
                            ===========
Current liabilities:
  Accounts payable, accrued expenses and other current liabilities       $  17,980,000        $   11,247,000
  Income taxes payable                                                       3,550,000             2,626,000
  Short term loan payable-bank                                                      --                63,000
  Current portion of long-term obligations                                  26,886,000            10,877,000
                                                                         -------------        --------------
          Total current liabilities                                         48,416,000            24,813,000


Long-term obligations (less current portion)                                70,516,000            32,110,000
Subordinated debentures                                                             --             4,981,000
Convertible subordinated notes                                             115,000,000           115,000,000
Redeemable equity securities                                                        --             2,805,000
Deferred tax liability                                                       2,989,000             4,196,000
Other liabilities                                                            4,051,000               858,000
                                                                         -------------        --------------
         Total liabilities                                                 240,972,000           184,763,000
                                                                         -------------        --------------

Minority interest                                                              214,000                    --

Commitments, contingencies and other matters

STOCKHOLDERS' EQUITY
Preferred stock - authorized 1,000,000 shares, none outstanding
Common stock - authorized 50,000,000 shares, $.01 par value;
25,824,000 and 20,500,000 shares outstanding at
  September 30, 1998 and December 31, 1997, respectively                       258,000               204,000
Additional paid-in capital                                                 287,190,000           171,542,000
Retained earnings                                                              785,000             6,549,000
Accumulated other comprehensive income:
Foreign currency translation adjustment                                        283,000               195,000
Unearned compensation                                                         (438,000)             (170,000)
Treasury shares                                                                (47,000)              (47,000)
                                                                         -------------        --------------
         Total stockholders' equity                                        288,031,000           178,273,000
                                                                         -------------        --------------
          TOTAL                                                          $ 529,217,000        $  363,036,000
                                                                         =============        ==============

  The accompanying notes to financial statements are an integral part hereof.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                       NINE MONTHS ENDED              THREE MONTHS ENDED
                                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                                   --------------------------     ---------------------------
                                                                       1998           1997            1998            1997
                                                                       ----           ----            ----            ----
Operating revenues                                                 $72,592,000    $40,459,000     $29,541,000     $19,639,000
Merchandise sales                                                   22,142,000     14,158,000       9,072,000       5,601,000
                                                                   -----------    -----------     -----------     -----------
     Total revenue                                                  94,734,000     54,617,000      38,613,000      25,240,000
Operating expenses                                                  46,395,000     26,004,000      17,110,000      12,208,000
Cost of merchandise sold                                            15,089,000      9,423,000       6,180,000       3,731,000
Selling, general and administrative expenses                         9,187,000      8,039,000       2,514,000       2,907,000
Merger, acquisition, integration and other related  charges          7,752,000             --              --              --
                                                                   -----------    -----------     -----------     -----------
Income from operations                                              16,311,000     11,151,000      12,809,000       6,394,000

Interest expense                                                     7,764,000      1,635,000       2,389,000         935,000
Other income                                                         1,805,000        797,000         615,000          37,000
                                                                   -----------    -----------     -----------     -----------
Income before income taxes, extraordinary item and
cumulative effect of a change in accounting principle               10,352,000     10,313,000      11,035,000       5,496,000
Income tax expense                                                   9,191,000      4,111,000       4,304,000       1,274,000
                                                                   -----------    -----------     -----------     -----------
Income before extraordinary items and cumulative
effect of a change in accounting principle                           1,161,000      6,202,000       6,731,000       4,222,000
Extraordinary item:
  Loss on extinguishment of debt                                     4,890,000             --       4,890,000              --
Cumulative effect of a change in accounting principle:
  Preopening expenses, net of tax effect                             2,035,000             --                              --
                                                                   -----------    -----------     -----------     -----------
Net income (loss)                                                  $(5,764,000)    $6,202,000      $1,841,000      $4,222,000
                                                                   ===========    ===========     ===========     ===========

Basic earnings per share:
  Income before extraordinary items and cumulative
  effect of change in accounting principle                                0.05          $0.32           $0.27           $0.22
  Extraordinary item                                                     (0.22)            --           (0.20)             --
  Cumulative effect of change in accounting principle                    (0.09)            --              --              --
                                                                   -----------    -----------     -----------     -----------
  Net income (loss)                                                      (0.26)          0.32            0.07            0.22
                                                                   ===========    ===========     ===========     ===========
  Weighted-average shares outstanding                               22,010,000     19,365,000      24,528,000      19,495,000
                                                                   ===========    ===========     ===========     ===========

Diluted earnings per share:
  Income before extraordinary items and cumulative
  Effect of change in accounting principle                               $0.05          $0.31           $0.27           $0.21
  Extraordinary item                                                     (0.22)            --           (0.20)             --
  Cumulative effect of change in accounting principle                    (0.09)            --                              --
                                                                   -----------    -----------     -----------     -----------
  Net income (loss)                                                     $(0.26)         $0.31           $0.07           $0.21
                                                                   ===========    ===========     ===========     ===========
  Weighted - average shares outstanding - diluted                   22,646,000     19,760,000      25,164,000      20,048,000
                                                                   ===========    ===========     ===========     ===========

  The accompanying notes to financial statements are an integral part hereof.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                 --------------------------------
                                                                                      1998               1997
Cash flows from operating activities:
  Net income (loss)                                                               ($5,764,000)        $6,202,000
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Extraordinary item - loss on extinguishment of debt                               4,890,000
  Cummulative effect of a change in accounting principle                            2,035,000
  Depreciation and amortization                                                     8,298,000          4,418,000
  Deferred tax expense                                                                                 4,205,000
  Non-cash merger, acquisition, integration and other related charges               2,969,000
  Non-cash operating expenses                                                         640,000            702,000
  (Increase) in inventories                                                       (10,260,000)        (5,789,000)
  (Increase) in prepaid expenses and other current assets                          (6,333,000)        (5,627,000)
  (Decrease) in prepaid income taxes                                                       --            600,000
  (Increase) decrease in other assets                                               2,101,000         (2,773,000)
  Increase in accounts payable and accrued expenses                                 3,386,000          4,196,000
  Increase in other liabilities                                                     3,193,000            278,000
  Increase (decrease) in income taxes payable                                        (283,000)         3,577,000
                                                                                  -----------         ----------
     Net cash provided by operating activities                                      4,872,000          9,989,000
                                                                                  -----------         ----------
Cash flows from investing activities:
  Acquisitions of property and equipment                                         (140,757,000)       (75,254,000)
  Acquisitions of goodwill                                                        (15,994,000)        (3,027,000)
  Restricted cash deposits                                                             76,000           (308,000)
  Net proceeds from sale of short-term investments                                 15,140,000         33,838,000
                                                                                  -----------         ----------
     Net cash (used in) investing activities                                     (141,535,000)       (44,751,000)
                                                                                  -----------         ----------
Cash flows from financing activities:
    (Increase) in loan acquisition costs                                           (1,248,000)        (1,167,000)
    Proceeds from subordinated debentures                                                              6,500,000
    Proceeds from loans, banks and others                                          73,359,000         27,878,000
    Repayment of bank loans                                                       (37,129,000)        (5,580,000)
    Cost of Prepayment of Debt
                                                                                     (884,000)
    Net proceeds from issuance of common stock                                    104,574,000          6,229,000
     Proceeds from the exercise of options and warrants                             2,780,000            363,000
                                                                                  -----------         ----------
   Net cash provided by financing activities                                      141,452,000         34,223,000
                                                                                  -----------         ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                4,789,000           (539,000)
Cash and cash equivalents - beginning of period                                     6,042,000          5,143,000
                                                                                  -----------         ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                         $10,831,000         $4,604,000
                                                                                  ===========         ==========
Supplemental and noncash disclosures:
   Acquisition of property in exchange for common stock                            $7,548,000        $17,620,000
   Acquisition of goodwill in exchange for mortgages, notes, and common stock       3,953,000
   Acquisition of property subject to mortgage and notes                            6,642,000         10,981,000
   Issuance of stock for repayment of debt                                                             1,957,000
   Issuance of stock for services rendered                                             53,000
   Property additions accrued but not paid                                            431,000          4,008,000
   Interest paid                                                                    8,278,000            980,000
   Taxes paid                                                                       8,100,000          1,523,000

  The accompanying notes to financial statements are an integral part hereof.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

(NOTE A) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    [1] THE COMPANY:

    The Company (as defined below), designs, constructs, operates, and manages golf centers. The golf centers offer golf lessons and a wide variety of practice opportunities, including facilities for practicing driving, pitching, putting, chipping and sand play. In addition, most centers have a pro shop, miniature golf course, snack bar and electronic video games. The Company also operates ice rinks and Family Sports Supercenters consisting of ice rinks and other indoor recreational activities. The Company intends to acquire or open additional golf facilities, ice rinks and supercenters in the future.

    On July 27, 1998, the Company completed a public offering of 4,600,000 shares of Common Stock. The net proceeds to the Company were approximately $105.0 million.

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

    On July 27, 1998, the Company completed a public offering of 4,600,000 shares of Common Stock. The net proceeds to the Company were approximately $105.0 million.


    [2] PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements include the accounts of Family Golf Centers, Inc. and its wholly owned and majority owned subsidiaries herein referred to as "FGCI" and "Company". All significant intercompany transactions and accounts have been eliminated. Minority interests in the Company's operations were insignificant.

    On June 30, 1998, FGCI issued 1,384,735 shares of its common stock in exchange for all outstanding common stock, options and warrants of Eagle Quest Golf Centers, Inc. ("Eagle Quest"). Eagle Quest, which was incorporated in British Columbia, Canada on February 5, 1996, acquires, develops and operates golf practice centers incorporating a driving range, a retail golf shop, and a learning academy and, in some locations, a short/executive course. This exchange, which qualified as a tax-free reorganization for federal income tax purposes, has been accounted for as a pooling-of-interests combination and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the combined results of operations, financial position and cash flows of Eagle Quest as though it had been a part of the Company since inception. Under the pooling of interests method, the assets and liabilities of Eagle Quest are carried at their historical amounts and the historical operating results of Eagle Quest are combined with those of Family Golf Centers, Inc. for all periods presented. The results of operations, prior to the combination, previously reported by the separate companies and the combined amounts presented in the consolidated financial statements follow.

                                                   Six Months Ended
                                                       June 30,
                                             ----------------------------
                                                1998              1997
                                             -----------      -----------
               Total revenues:
               FGCI                          $50,090,000      $26,557,000
               Eagle Quest                     6,031,000        2,820,000
                                             ===========      ===========
               Consolidated                  $56,121,000      $29,377,000
                                             ===========      ===========
               Net income(loss):
               FGCI                           $5,697,000       $4,630,000
               Eagle Quest                   (11,267,000)      (2,650,000)
                                             ===========      ===========
               Consolidated                  $(5,570,000)      $1,980,000
                                             ===========      ===========

    The consolidated financial statements include merger, acquisition, integration and other related fees and expenses of $7.8 million, of which $2.0 million is included in the FGCI net income and $5.8 million in the net loss of Eagle Quest.

    [3] STOCK SPLIT:

    In May 1998, the Company effected a 3 for 2 stock split. The financial statements give retroactive effect to this transaction.

    [4] EARLY EXTINGUISHMENT OF DEBT

    From the proceeds of the public offering of 4.6 million shares of common stock in July 1998, the Company paid off approximately $26 million of debt incurred through the acquisition of Eagle Quest. In connection with the early extinguishment of debt the Company recorded extraordinary charges of $4.9 million. The extraordinary charges consisted principally of the write off of debt discounts, loan acquisition costs and prepayment penalties incurred.

    [5] CHANGE IN ACCOUNTING PRINCIPLE

    On April 3, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (SOP 98-5). In the third quarter of 1998, the Company adopted SOP 98-5 effective as of January 1, 1998. The impact of this change in accounting principle on the Company relates to the treatment of pre-opening costs associated with newly developed facilities. SOP 98-5 requires that these costs be expensed as incurred as compared to the Company's previous policy to capitalize these costs and amortize them over a twelve month period. The $2.0 million (net of tax effect) cumulative effect change on prior year is included in the income for the nine months ended September 30, 1998. The effect of the change in accounting principle as of January 1, 1998 will be reported in the historical period ended March 31, 1998.

(NOTE B) INVENTORIES:

    Inventory consists of merchandise for sale in the pro shop at each facility and is valued at the lower of cost on a first-in, first-out basis or market.

(NOTE C) ACQUISITIONS:

    On July 20 and July 21, 1998, the Company acquired Golden Bear Golf Centers, Inc. and a related subsidiary for $32.0 million, less certain indebtedness, capital leases and other liabilities, subject to certain post-closing adjustments (the "Golden Bear
    Acquisition"). The Company believes that, prior to the acquisition, Golden Bear was the third largest operator of golf driving ranges in North America with 14 golf centers in California, Florida, Maryland, Michigan, New Jersey, New York, Ohio, Oregon, Pennsylvania and Texas.

    The Company entered into a new license agreement with respect to the existing Golden Bear Golf Centers and the newly acquired centers. This transaction has been accounted for as a purchase in accordance with APB No. 16.

    In addition to the acquisition of Golden Bear Golf Centers, Inc., during the third quarter of 1998, the Company also acquired a 9-hole golf course in Kansas City, Missouri, leasehold interests in golf facilities in Markham, Ontario, Sacramento, California and all of the outstanding stock of Pinnacle Entertainment , Inc. an operator of coin operated amusement machines.

    On June 30, 1998, the Company completed the acquisition of Eagle Quest and issued 1,384,735 shares of the Company's Common Stock in exchange for all Eagle Quest's outstanding common stock, options and warrants. This transaction was accounted for as a pooling-of-interests business combination and, accordingly, the consolidated financial statements (including those for prior periods) have been restated to include the accounts of Eagle Quest for all periods presented. Eagle Quest was the second largest operator of golf driving ranges in North America, with 20 golf centers in Texas, Washington and Canada. All amounts discussed herein, except as otherwise specifically indicated, include the consolidated results of the Company and its subsidiaries, including Eagle Quest.

    In addition to the acquisition of Eagle Quest, during the second quarter of 1998, the Company also acquired a golf facility in Carlsbad, California and the right to operate existing golf facilities in Overland Park and Evergreen, Colorado under concession agreements with the City of Denver. In addition, the Company entered into a concession license with the City of New York to build a golf center in Brooklyn, New York, a long-term lease to construct and operate a golf facility in Shelton, Connecticut and a concession license to construct and operate a golf facility in Green Valley Ranch, Colorado. In addition to golf facilities in the second quarter of 1998, the Company signed a long-term lease to construct and operate an ice rink facility with two sheets of ice and a family entertainment center in Woodbridge, New Jersey.

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

    The acquisitions made during 1998, other than Eagle Quest, have been accounted for under the purchase method of accounting and, accordingly, the results of operations have been included from the date of acquisition.

    The following unaudited pro forma information assumes that certain acquisitions in 1998 had taken place at the beginning of 1998 and that certain acquisitions in 1998 and 1997 had taken place at the beginning of 1997:

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                   -------------   ------------
                                                       1998            1997
                                                   -------------   ------------
            Total revenue                          $106,248,000    $110,283,000
            Net (loss)                              (10,939,000)     (6,113,000)
            Net (loss) per share - basic               $(.50)          $(.29)
                                 - diluted             $(.48)          $(.29)

(NOTE D) INDEBTEDNESS:

    On July 17, 1998 the Company increased its credit facility with the Chase Manhattan Bank ("Chase") from $20 million to $44.3 million in order to fund the acquisition of Golden Bear Golf Centers, Inc. The additional $24.3 million was due on October 12, 1998 and has been extended to November 30, 1998 and bears interest at LIBOR plus a margin of 1% per annum.

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

    In August 1998, the Company obtained a commitment from Chase to replace the existing $44.3 million credit facility with a syndicated $100,000,000 secured two (2) year revolving credit facility converting to a four (4) year term loan. Chase has agreed to serve as the administrative agent for this new credit facility and to lend up to $45,000,000 as a participant in the Facility. As with the Company's current credit facility with Chase, the new credit facility is to be secured by the pledge of the stock of most of the Company's subsidiaries and such subsidiaries will also guarantee such obligations. Interest under the new credit facility is to be either (i) the greater of Chase's prime rate or the federal funds rate plus .5% per annum plus a margin of .25% per annum or (ii) the LIBOR rate, plus between 1% and 2% per annum (depending on the Company's ratio of Consolidated Funded Debt to Consolidated EBITDA (as such terms are defined in the commitment letter). The full $100 million has been committed to by a syndicate of four banks and is in the documentation phase.


    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto appearing elsewhere in the Report. This Report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in the Report and include statements regarding the intent, belief or current expectations of the Company with respect to (i) the Company's acquisition and financing plans, (ii) trends affecting the Company's financial condition or results of operations, (iii) the impact of competition and (iv) the expansion and integration of certain operations. The Company cautions that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Report, including, without limitation, the information under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", and the information contained in the Company's Annual Report on Form 10-K for the year ended 1997 under "Risk Factors" and "Business" identifies important factors that could cause or contribute to such differences.

    GENERAL

    The Company is the leading consolidator and operator of golf centers in North America. The Company's strategy is to continue to build upon its leadership position in the golf center industry and expand its concept of family-oriented sports entertainment through: (i) consolidation within the golf center industry, (ii) enhancement of facilities and customer service,
    (iii) leveraging centralized operations and (iv) developing complementary sports and family entertainment facilities. The Company's golf centers are designed to provide a wide variety of practice opportunities, including facilities for driving, chipping, putting, pitching and sand play. In addition, the Company's golf centers typically offer full-line pro shops, golf lessons instructed by PGA-certified golf professionals and other amenities such as miniature golf and snack-bars to encourage family participation. The Company has a proven track record of successfully identifying, acquiring and integrating golf centers, having grown from one golf facility in 1992 to 114 of which 10 are under construction as of September 30, 1998.

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

    Most of the Company's revenues from its golf centers are derived from selling tokens and debit cards for use in automated range-ball dispensing machines, pro shop merchandise sales, charging for rounds of miniature golf, golf lessons and management fees. The Company also derives revenues at its golf courses from golf club membership fees, fees for rounds of golf and golf lessons. The Company derives revenues from its ice rink facilities by renting rinks to hockey leagues, charging admissions to its skating facilities for public skating, providing lessons through USFSA-certified instructors, skate equipment rental, and from pro-shop merchandise, and food and beverage sales and video games. The Company derives revenues from its Family Sports Supercenters from substantially the same sources as described above. As of September 30, 1998 the Company operates three Family Sports Supercenters and two stand alone ice rinks.

EAGLE QUEST MERGER

On June 30, 1998, the Company completed the acquisition of Eagle Quest for 1,384,735 shares of the Company's common stock for all of the outstanding common stock, options and warrants of Eagle Quest. This transaction was accounted for as a pooling-of-interests business combination. Eagle Quest was the second largest operator of golf driving ranges in North America, with 18 golf centers in Texas, Washington and Canada. Accordingly, financial statements for prior periods have been restated to include the accounts of Eagle Quest. All amounts discussed herein, except as otherwise specifically indicated, include the consolidated results of the Company and its subsidiaries, including Eagle Quest.

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

For the period from its inception to June 30, 1998, Eagle Quest generated net losses of $13.6 million before one-time merger, acquisition, integration and other related charges associated with Eagle Quest's acquisition by the Company.

GOLDEN BEAR ACQUISITION

As of September 30, 1998, 21 of the golf centers were operated under the name "Golden Bear Golf Centers", licensed from Jack Nicklaus' licensing company, Golden Bear Golf, Inc. In July 1998, the Company acquired 14 golf centers from Golden Bear Golf, Inc. and the original license agreement was terminated and replaced with a new license agreement pursuant to which the Company has agreed to operate its seven existing "Golden Bear" Golf Centers and the 14 acquired golf centers under the name "Golden Bear" (See Note D to the financial statements).


RESULTS OF OPERATIONS

The following table sets forth selected operations data of the Company expressed as a percentage of total revenue (except for operating expenses which is expressed as a percentage of operating revenue and cost of merchandise sold which is expressed as a percentage of merchandise sales) for the periods indicated below:

                                                     NINE MONTHS ENDED          THREE MONTHS ENDED
                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                  ----------------------      ---------------------
                                                   1998            1997        1998           1997
                                                   ----            ----        ----           ----
Operating revenues                                 76.6%           74.1%       76.5%          77.8%
Merchandise sales                                  23.4            25.9        23.5           22.2
                                                   ----            ----        ----           ----
Total revenue                                     100.0           100.0       100.0          100.0

Operating expenses                                 63.9            64.3        57.9           62.2
Cost of merchandise sold                           68.1            66.6        68.1           66.6
Selling, general and admin. expenses                9.7            14.7         6.5           11.5
Merger, acquisition,  integration and other
related charges                                     8.2             --          --             --
Income from operations                             17.2            20.4        33.2           25.3
Interest expense                                    8.2             3.0         6.2            3.7
Other income                                        1.9             1.5         1.6             .1

Income (loss) before income taxes, extraordinary
  item and cumulative effect of a change in
  accounting principle                             10.9            18.9        29.0           22.0
Income tax expense                                  9.7             7.5        11.1            5.0
Income before extraordinary items and
  Cumulative effect of a change in
  Accounting principle                             1.0             11.0        17.4           16.7
Extraordinary item
  Extinguishment of debt                           5.0              --         13.0            --
Cumulative effect of a change in
  accounting principle
  Preopening expenses (net of tax effect)          2.0              --          5.0            --
Net income (loss)                                 (6.0)            11.0        (1.0)          16.7

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

The Company acquires golf centers, ice rinks and family entertainment centers at varying times during the year. As a result of the change in the number of golf centers open from period to period, the comparison between the 1998 and 1997 periods may not necessarily be meaningful.

Total revenue for the nine months ended September 30, 1998 was $94.7 million as compared to $54.6 million for the same period in 1997, an increase of $40.1 million (73.5%). The overall increase in revenue was attributable to having additional golf centers in operation during the 1998 period, as well as the revenue generated by the Company's ice rinks and Family Sports Supercenters. Total revenue for the 37 golf centers operating for the full nine months ended September 30, 1998 and 1997 increased 7.0% to $39.4 million in the 1998 period from $36.8 million in the 1997 period. The increase in revenue for these 37 golf centers was primarily due to stronger merchandise and golf instruction sales and better winter weather conditions in the Northeast and Southeast regions partially offset by adverse weather attributed to the El Nino effect on the West Coast. Revenue for the four golf centers operated by Eagle Quest for the full nine month period decreased by 26.7%, while revenue for the 33 golf centers operated by Family Golf increased by 10.2%.

Operating revenue, consisting of all sales except merchandise sales, amounted to $72.6 million for the nine months ended September 30, 1998, as compared to $40.5 million for the comparable 1997 period, an increase of 32.1 million (79.4%). The increase in operating revenue was primarily attributable to having additional golf centers in operation during the 1998 period, as well as the revenue generated by the Company's ice rinks and Family Sports Supercenters. Total operating revenue for the 37 golf centers operating for the full nine months ended September 30, 1998 and 1997 increased 4.7% to $25.4 million in the 1998 period from $24.3 million in the 1997 period. Operating revenue for the four Eagle Quest golf centers decreased by 9.2% while operating revenue for the 33 Family Golf centers increased by 5.7%. Non-golf revenue from the Company's Sports Supercenters and ice rinks totaled $13.9 million for the nine months ended September 30, 1998 and $3.0 million in the comparable 1997 period.

Merchandise sales, consisting of golf clubs, balls, bags, gloves, videos, apparel and related accessories, amounted to $22.1 million for the nine months ended September 30, 1998 as compared to $14.2 million for the comparable 1997 period, an increase of $7.9 million (56%). The increase in merchandise sales was primarily due to the contribution of new locations. Total merchandise sales for the 37 golf centers operating for the full nine months ended September 30, 1998 and 1997 increased 11.6% to $13.9 million in the 1998 period from $12.5 million in the 1997 period, due to the increased emphasis placed by the Company on improving pro shop sales, improved purchasing procedures and increased promotion. Merchandise sales for the four Eagle Quest golf centers decreased by 45.8% primarily due to lack of pro shop inventory as a result of Eagle Quest's working capital shortage. Merchandise sales for the 33 Family Golf centers increased by 19.5% for the nine month period.

Operating expenses, consisting of operating wages and employee costs, land rent, depreciation of golf driving range facilities and equipment, utilities and all facility operating costs, increased to $46.4 million (63.9% of operating revenue) in the 1998 period from $26.0 million (64.3% of operating revenue) in the

1997 period, an increase of $20.4 million (78%). The increase in operating expenses was primarily due to the operating costs of locations that were operated by the Company during the 1998 period which were not owned in the 1997 period.

The cost of merchandise sold increased to $15.1 million (68.1% of merchandise sales) in the 1998 period from $9.4 million (66.6% of merchandise sales) in the comparable 1997 period. The overall increase in the cost of merchandise sold of $5.7 million (60.1%) was primarily due to the higher level of merchandise sales. The increase in cost of merchandise sold as a percentage of merchandise sales is primarily due to the higher cost of goods sold at the Eagle Quest locations.

Selling, general and administrative expenses for the nine months ended September 30, 1998 amounted to $9.2 million (9.7% of total revenue) compared to $8.0 million (14.7% of total revenue) in the comparable 1997 period, an increase of $1.2 million (14.3%), primarily due to the expenses associated with opening and operating additional golf centers. Selling, general and administrative expenses declined to 9.7% of total revenue in 1998 from 14.7% in 1997 primarily due to the substantial increase in revenues and a relatively low corresponding incremental increase in certain selling, general and administrative costs.

The Company incurred $7.8 million (8.2% of total revenue) of merger, acquisition, integration and other related charges relating to the acquisition of Eagle Quest by the Company on June 30, 1998. Included in these costs were:
$3.7 million of fees and professional expenses, $1.4 million of severance and compensation expenses and $2.7 million of other integration expenses and asset write-offs.

Interest expense increased to $7.8 million for the nine months ended September 30, 1998 from $1.6 million in the comparable 1997 period. Other income, primarily interest income, increased to $1.8 million in the 1998 period from $797,000 in the 1997 period. The increase in interest expense was primarily due to the increase in debt in 1998 from the sale of $115.0 million of convertible notes in October 1997.

Excluding the one-time merger, acquisition, integration and other related expenses, the Company had operating income of $24.1 million for the nine months ended September 30, 1998, as compared to operating income of $11.2 million in the comparable 1997 period. Inclusive of the one-time charges, income before income taxes, extraordinary item and cumulative effect of a change in accounting principle for the nine months ended September 30, 1998 was $10.4 million. Earnings before income taxes, extraordinary item and cumulative effect of change in accounting principal, excluding one-time merger, acquisition, integration and other related expenses, for the nine months ended September 30, 1998 amounted to $18.1 million, as compared to $10.3 million in the comparable 1997 period. Inclusive of the one-time charges, the Company had a net income before extraordinary item and cumulative effect of a change in accounting principle of $1.2 million for the nine months ended September 30, 1998.

The Company incurred a loss on the extinguishment of debt and recorded an extraordinary item of $4.9 million. The extraordinary charge consisted principally of the write off of debt discounts, loan acquisition costs and prepayment penalties incurred.

In the third quarter of 1998, the Company adopted SOP 95-8 effective as of January 1, 1998 and recorded a cumulative effect of a change in accounting principle of $2.0 million (net of tax effect). The impact on the Company relates to the treatment of pre-opening costs associated with newly developed facilities.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

The Company acquires golf centers, ice rinks and family entertainment centers at varying times during the year. As a result of the change in the number of golf centers open from period to period, the comparison between the 1998 and 1997 periods may not necessarily be meaningful.

Total revenue for the three months ended September 30, 1998 was $38.6 million as compared to $25.2 million for the same period in 1997, an increase of $13.4 million (53.0%). The overall increase in revenue was primarily attributable to having additional golf facilities in operation during the 1998 period as well as the revenue generated by the Company's ice rinks and Family Sports Supercenters. Total revenue for the 58 golf centers operating for the full three months ended September 30, 1998 and 1997 increased 3.8% to $19.6 million in the 1998 period from $18.9 million in the 1997 period. The increase in revenues for these 58 golf centers was primarily due to stronger merchandise and golf instruction sales, partially offset by adverse weather attributed to the El Nino effect on the West Coast. Total revenue for the fourteen Eagle Quest golf centers in operation for the full third quarter of 1997 and 1998 decreased by 17.9%, while total revenues for the 44 Family Golf centers in operation for the full quarter of both years increased by 8.5%.

Operating revenue, consisting of all sales except merchandise sales, amounted to $29.5 million for the three months ended September 30, 1998, as compared to $19.6 million for the comparable 1997 period, an increase of $9.9 million (50.4%). The increase in operating revenue was primarily attributable to having additional golf facilities in operation during the 1998 period. Total operating revenue for the 58 golf centers operating for the full three months ended September 30, 1998 and 1997 increased 0.4% to $13.8 million in the 1998 period from $13.7 million in the 1997 period. Operating revenue for the fourteen Eagle Quest golf centers decreased by 14.9% while operating revenue for the 44 Family Golf centers increased by 3.8%. Non-golf revenue from the Company's Family Sports Supercenters and ice rink facilities totaled $4.5 million for the three months ended September 30, 1998 and $3.0 million in the comparable 1997 period.

Merchandise sales, consisting of golf clubs, balls, bags, gloves, videos, apparel and related accessories, amounted to $9.1 million for the three months ended September 30, 1998 as compared to $5.6 million for the comparable 1997 period, an increase of $3.5 million (62.0%). The increase in merchandise sales was primarily due to the contribution of new locations and the continuing emphasis placed by the Company on improving pro shop sales, improved purchasing procedures and increased promotion. Total merchandise sales for the 58 golf centers operating for the full three months ended September 30, 1998 and 1997 increased 12.6% to $5.9 million in the 1998 period from $5.2 million in the 1997 period. Merchandise sales for the fourteen Eagle Quest golf centers decreased by 26.5% due to a lack of pro shop inventory attributed to its working capital deficiency. Merchandise sales for the 44 Family Golf centers increased by 20.7% in the 1998 quarter compared to the 1997 quarter.

Operating expenses, consisting of operating wages and employee costs, land rent, depreciation of golf driving range facilities and equipment, utilities and all other facility operating costs, increased to $17.1 million (57.9% of operating revenue) in the 1998 period from $12.2 million (62.2% of operating revenue) in the 1997 period, an increase of $4.9 million (40.2%). The increase in operating expenses was primarily due to the operating costs of the Eagle Quest locations that were not managed by Family golf Centers, Inc. during the 1997 period.

The cost of merchandise sold increased to $6.2 million (68.1% of merchandise sales) in the 1998 period from $3.7 million (66.6% of merchandise sales) in the comparable 1997 period. The overall increase in this cost of $2.5 million ( 65.6%) was primarily due to the higher level of merchandise sales. The increase in cost of merchandise sold as a percentage of merchandise sales was primarily due the higher cost of goods sold at the Eagle Quest locations.

Selling, general and administrative expenses for the three months ended September 30, 1998 amounted to $2.5 million (6.5% of total revenue) compared to $2.9 million (11.5% of total revenue) in the comparable 1997 period. The decrease of $400,000 (13.5%) was primarily due to the reduction of expenses incurred by Eagle Quest. Selling, general and administrative expenses declined as a percentage of total revenue primarily due to the substantial increase in revenue and a relatively low corresponding incremental increase in certain selling, general and administrative costs as well as the reduction of expenses incurred by Eagle Quest.

Interest expense increased to $2.4 million for the three months ended September 30, 1998 from $935,000 in the comparable 1997 period. The increase in interest expense was due primarily to the $115 million convertible debt outstanding in the 1998 period and additional debt outstanding. Other income, primarily interest income, increased to $615,000 in the 1998 period as compared to $37,000 in the 1997 period.

The Company had income before income taxes and extraordinary item of $11.0 million for the three months ended September 30, 1998, as compared to income of $5.5 million in the comparable 1997 period.

The Company incurred a loss on the extinguishment of debt and recorded an extraordinary item of $4.9 million. The extraordinary charge consisted principally of the write off of debt discounts, loan acquisition costs and prepayment penalties incurred.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had working capital of $39.7 million compared to $61.6 million at December 31, 1997. The decrease was principally due to the acquisition of 51 facilities, including Metro, Eagle Quest and Golden Bear and construction expenditures.

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

The Company's outstanding indebtedness as of September 30, 1998 including the Notes (defined below) and other indebtedness of $212.4 million bears interest at fixed and variable rates currently ranging from 5.25% to 15.0%. On September 30, 1997, the Company entered into a Credit Agreement (the "Agreement") with The Chase Manhattan Bank (the "Bank") providing for a two-year $20 million revolving credit facility converting to a four-year term loan at the end of two years (the "Credit Facility"). On July 17, 1998, Chase increased the Credit Facility by, and the Company borrowed an additional $24.3 million to fund the Golden Bear Acquisition. The additional $24.3 million was due on October 12, 1998 and has been extended to November 30, 1998 and bears interest at LIBOR plus a margin of 1% per annum. As of September 30, 1998, outstanding borrowings under the Credit Facility were $44.3 million.

In August 1998, the Company obtained a commitment from Chase to replace the existing $44.3 Credit Facility with a syndicated $100 million secured two (2) year revolving credit facility converting to a four (4) year term loan. Chase has agreed to serve as the administrative agent for this new credit facility and to lend up to $45,000,000 as a participant in the new credit facility. As with the Company's current credit facility with Chase, the new credit facility is to be secured by the pledge of the stock of most of the Company's subsidiaries and such subsidiaries will also guarantee such obligations. Interest under the new credit facility is to be either (i) the greater of Chase's prime rate or the federal funds rate plus .5% per annum plus a margin of .25% per annum or (ii) the LIBOR rate, plus between 1% and 2% per annum (depending on the Company's ratio of Consolidated Funded Debt to Consolidated EBITDA (as such terms are defined in the commitment letter). The full $100 million has been committed to by a syndiate of four banks and is in the documentation phase.

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

In connection with the acquisition of Eagle Quest on June 30, 1998, the Company incurred additional outstanding indebtedness of $23.2 million interest at fixed and variable rates ranging from 6% to 42%. In the third quarter of 1998 the Company paid down substantially all of these loans with the proceeds from the public offering.

In connection with the Golden Bear Acquisition, the Company incurred additional outstanding indebtedness of approximately $9.0 million which bears interest at fixed and variable rates currently ranging from 8% to 9.8%.

On July 23, 1998, the Company completed a public offering of 4,600,000 shares of common stock. The net proceeds to the Company were approximately $105.0 million.

During the fourth quarter of 1997, Family Golf completed a $115 million Note Offering ("the Notes"). The Notes mature on October 15 2004 and bear interest at the rate of 5 3/4 % per annum, payable semi-annually. The Notes are unsecured and subordinate to all present and future Senior Indebtedness (as defined in the Indenture) of the Company. The notes are redeemable at the option of the Company at any time after October 15, 2000, in whole or in part, at declining premiums together with accrued and unpaid interest. The Notes are convertible at the option of the holder into Common Stock at any time prior to maturity, unless previously redeemed or repurchased, at a conversion price of $24.83 per share, subject to adjustment under certain circumstances. Upon a Change of Control (as defined in the Indenture), each holder of Notes shall have the right, at the holder's option, to require the Company to repurchase such holder's Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the Repurchase Date (as defined in the Indenture), if any.

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

SEASONALITY

Historically, the second and third quarters have accounted for a greater portion of the Company's revenues than have the first and fourth quarters of the year. This is primarily due to an outdoor playing season limited by inclement weather. Although most of the Company's facilities are designed to be all-weather, portions of the facilities, such as driving ranges, miniature golf courses which are outdoors, tend to be vulnerable to weather conditions. One of the Company's golf centers and one golf course are closed during a portion of the winter. Also, golfers are less inclined to practice when weather conditions limit their ability to play golf on outdoor courses. Since August 1995, the Company has acquired golf centers in various locations (Arizona, California, Florida, Georgia, North Carolina, South Carolina, Texas and Virginia) where inclement weather may not limit the outdoor season as much as weather limits the outdoor playing season at the Company's golf facilities in Northern states. In addition, the ice rink facilities and the Family Sports Supercenters are expected to generate a greater portion of their revenues in the first and fourth quarters of the years and accordingly, may partially offset such seasonality. The timing of new facility acquisitions and openings may cause the Company's results of operations to vary significantly from quarter to quarter. Accordingly, period-to-period comparisons are not necessarily meaningful and should not be relied on as indicative of future results.


INFLATION

There was no significant impact on the Company's operations as a result of inflation during the nine months ended September 30, 1998.

YEAR 2000 ISSUES

         In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that certain statements contained in the following discussion concerning the changeover to the year 2000 are forward-looking in nature and are subject to many risks and uncertainties. These forward-looking statements include such matters as the Company's projected state of readiness, the Company's projected cost of remediation, the expected date of completion of each program or phase and the expected contingency plans associated with any worst case scenarios. Such statements also constitute "year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

         The year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations leading to disruptions in the Company's activities and operations.

         The Company has formed a project team, comprised of the Company's management information services staff, to identify and correct Year 2000 compliance issues for the Company's information technology ("IT") systems as well as the non-IT systems such as fire and burglar alarms, irrigation systems and time clocks. The project team has been charged with the responsibility of investigating and remediating any and all problems associated with the millenium bug. All systems that are not compliant will be either modified or replaced as is necessary, although since a majority of the Company's systems are industry standard software systems which are year 2000 compliant, the Company does not expect that significant modification or replacement will be necessary.

         Although there can be no assurance, the total projected cost associated with the Company's year 2000 program is not expected to be material to the Company's financial position, results of operations or cash flows. The total cost for the project (excluding internal payroll costs) is currently expected to approximate $100,000 to $175,000, which is being funded with the Company's working capital. As of September 30, 1998, the Company had incurred approximately $15,000 relating to its year 2000 compliance project.

         The project team has defined a four-phase approach to determining the year 2000 readiness of the Company's systems, software and equipment. Phase I, Inventory Assessment, involves the inventory of all systems, software and equipment and the identification of any year 2000 issues. This phase is underway. Phase II, Remediation, involves repairing, upgrading and/or replacing any non-compliant equipment and systems. The Company has already begun replacing its older IBM systems to a year 2000 compliant windows based system as part of the Company's plans to upgrade its point-of-sales merchandise control systems. The Company expects to adjust rather than replace its non-IT systems to perform properly in the year 2000 and thereafter. Phase III, Testing, involves testing the Company's systems, software, and equipment for year 2000 readiness, or in certain cases, relying on test results provided to the Company from suppliers. The project team has commenced testing of the Company's most critical software programs to ensure year 2000 compliance and has begun contacting all major suppliers to review year 2000 compliance issues of their products. Toward the end of the first quarter of 1999, the Company intends to engage an independent consultant to verify and validate the state of readiness of the Company's systems. Phase IV, Implementation and Completion, involves placing compliant systems, software and equipment into production or service and implementing all necessary contingency plans, if necessary. In the event that any program or system fails system readiness testing, the Company will rely on its contingency plans to alleviate the year 2000 issues. These contingency plans, will include, but will not be limited to, development of backup and recovery procedures, remediation of existing systems in parallel with the installation of new systems, replacement with temporary manual processes and identification of alternative suppliers.

         As of September 30, 1998, the Company's overall progress by phase for all IT and non-IT systems was as follows:

-------------------------------------------------------------------------------
PHASE                             PERCENT COMPLETE    TARGET COMPLETION DATE
-------------------------------------------------------------------------------
Phase I - Inventory Assessment           70%          December 31, 1998
-------------------------------------------------------------------------------
Phase II - Remediation                   20%          April 15, 1999
-------------------------------------------------------------------------------
Phase III - Testing                      10%          May 15, 1999
-------------------------------------------------------------------------------
Phase IV- Implementation and              5%          June 30, 1999
Completion
-------------------------------------------------------------------------------

The completion dates set forth above are based on the Company's current expectations. However, due to the uncertainties inherent in year 2000 remediation, no assurances can be given as to whether such projects will be completed on such dates.

         The failure to correct a material year 2000 problem could result in an interruption or failure of certain important business operations. The failure of the Company's point-of sales systems and billing systems could result in the Company's inability to timely post and record sales revenue and expenses. In addition, the aging of the Company's accounts payable would be inaccurate. In this unlikely event, the Company would manually record sales and expenses until a year 2000 compliant system is applied.

         The financial impact of any or all of the above worst-case scenarios has not been and cannot be estimated by the Company due to the numerous uncertainties and variables associated with such scenarios. Management believes, however, that its year 2000 program will significantly reduce the Company's risks associated with the changeover to the year 2000.

         At the present time the Company has not deferred any IT projects nor does it anticipate that such a deferral will be necessary as a result of its year 2000 efforts.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                      NONE

ITEM 2.  CHANGE IN SECURITIES

During the quarter ended September 30, 1998, the Company issued an aggregate of 100,250 shares of common stock as part of the consideration for three separate acquisitions, consisting of the acquisition of golf centers in Kansas City, Missouri and Voorhees, New Jersey and the acquisition of all of the stock of Pinnacle Entertainment, Inc., a company which operates coin operated machines, from the owners, lessees or stockholders of such assets, properties or entities. Such shares were issued in the amounts, on the dates and for the securities or assets listed below: (i) September 8, 1998, 40,000 shares, the acquisition of certain assets of Chillicothe Properties, Inc., including a golf center in Kansas City, Missouri; (ii) September 22, 1998, 36,250 shares, the acquisition of all of the outstanding stock of Pinnacle Entertainment, Inc. from the former stockholders of such company; and (iii) October 13, 1998, 24,000 shares, the acquisition of certain assets of Stafford FamilyPark Partners I, LP, including a golf center in Voorhees, New Jersey. Such issuances were not registered under the Securities Act of 1933 (the "Act") in reliance on the exemption provided by Section 4(2) of the Act. None of such issuances involved any general solicitation and each of the recipients of the common stock has represented that such recipient understands that the common stock may not be sold or otherwise transferred absent registration under the Act or an exemption therefrom and each certificate representing shares of such common stock, bears a restrictive legend to such effect.


ITEM 3.  DEFAULT UPON SENIOR SECURITIES                         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    NONE

ITEM 5.  OTHER INFORMATION                                      NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

                  EXHIBIT 27                            FINANCIAL DATA SCHEDULE

         (B)  REPORTS ON FORM 8-K

              1. CURRENT REPORT ON FORM 8-K, DATED JULY 20, 1998 AND FILED
                 JULY 31, 1998.

              2. CURRENT REPORT ON FORM 8-K/A, DATED JUNE 30, 1998 AND FILED
                 SEPTEMBER 11, 1998.

SIGNATURE


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:                   , 1998
       ------------------
       Melville, NY


                                            FAMILY GOLF CENTERS, INC.
                                                  (Registrant)


                                            By:
                                               -----------------------------
                                               KRISHNAN P. THAMPI
                                               President,
                                               Chief Operating Officer,
                                               Assistant Secretary,
                                               and Treasurer


                                            By:
                                               -----------------------------
                                               JEFFREY C. KEY
                                               Chief Financial Officer