Form 10-K
period 1998-12-31
FAMILY GOLF CENTERS INC
filed 1999-03-31
CIK 929941

-------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-K
                                  (Mark One)


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from      to

                        Commission File Number: 0-25098


                           FAMILY GOLF CENTERS, INC.
                       (NAME OF REGISTRANT AS SPECIFIED)


           Delaware                                  11-3223246
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)

                             538 Broadhollow Road
                           Melville, New York 11747
                   (Address of principal executive offices)


                                (516) 694-1666
                        (Registrant's telephone number)


Securities registered pursuant to 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:


       Common Stock, par value                 Nasdaq Stock Market
           $.01 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's voting stock (based upon the closing sales price of such stock) held by nonaffiliates of the Registrant was $129,282,094 on March 29, 1999. (For purposes of this report, the number of shares of Common Stock of the Registrant held by non-affiliates was determined by aggregating the number of shares beneficially held by officers and directors of the Registrant and by others who, to the Registrant's knowledge, own 10% or more of the Common Stock, and subtracting such shares from the total number of shares outstanding).

     The Registrant had 26,173,135 shares of Common Stock outstanding as of March 29, 1999.

     Documents incorporated by reference:    None.


------------------------------------------------------------------------------

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD LOOKING STATEMENTS.


                                    PART I

ITEM 1. BUSINESS

GENERAL

     Family Golf Centers, Inc., a Delaware corporation incorporated in 1994 ("Family Golf" or the "Company"), is the leading consolidator and operator of golf centers in North America. The Company's golf centers provide a wide variety of practice and play opportunities, including facilities for driving, chipping, putting, pitching and sand play. The Company's golf centers typically offer full-line pro shops, golf lessons instructed by PGA-certified golf professionals and other amenities such as miniature golf and snack bars to encourage family participation. The Company has grown from one golf facility in 1992 to 119 as of December 31, 1998, including 10 facilities under construction. In addition, in order to generate additional sources of revenue, attract a more diverse customer base and offset the seasonality of its core golf business, the Company has selectively acquired, constructed and begun operating complementary sports and family entertainment facilities, including ice rinks and "Family Sports Supercenters." Family Sports Supercenters have two or more sports-related attractions (including at least one of the Company's core sports-related attractions: golf centers and ice rinks), and may include other sports-related attractions such as bowling centers, soccer facilities and batting cages, as well as a variety of family entertainment activities. As of December 31, 1998, the Company operated eight stand-alone ice rink facilities, managed 16 additional ice rink facilities and operated three Family Sports Supercenters, with two ice and family entertainment centers under construction.

BUSINESS STRATEGY

     The Company's strategy is to continue to build upon its leadership position in the golf center industry and expand its concept of family-oriented sports entertainment as follows:

     Consolidation of Golf Centers. The Company intends to continue to consolidate the golf center industry by (i) identifying and acquiring well-located, underperforming ranges that have the potential for improvement through better management and facility enhancements and (ii) building new centers in demographically attractive locations where suitable acquisition opportunities are not available. The Company currently operates facilities in 28 of the top 30 Metropolitan Statistical Areas ("MSAs") in the United States and intends to focus its consolidation efforts on extending its operations throughout the top 30 MSAs.

     Facility and Service Enhancement. The Company typically initiates a capital improvement plan after each acquisition to broaden the scope of services and products offered. Such improvements have historically increased revenues and improved operating performance at the golf centers. Improvements may include enclosing, heating or lighting play areas to lengthen the season and hours of operation, adding tiers of hitting tees, offering lessons from PGA-certified golf professionals and adding amenities, such as batting cages, miniature golf, restaurants, snack bars and video games, designed to appeal to the whole family, generate additional revenue and increase the frequency and duration of facility visitation. The Company believes that the quality of its facilities and its emphasis on customer service differentiate the Company from its competitors.

     Development of Complementary Sports and Family Entertainment
Facilities. The Company has identified the ice rink industry as having a number of industry and operational dynamics similar to those of the golf center industry. The Company is applying the strategy, skills and resources it has used in the golf center industry to capitalize on such similarities by selectively acquiring and enhancing, or constructing, ice rinks. In addition, the Company expects to augment certain of its existing golf centers with sports and entertainment amenities, including ice rinks, video and virtual reality games, children's rides, batting cages and other entertainment activities, to create Family Sports Supercenters. The Company believes that the addition of these facilities expands the Company's concept of family-oriented sports entertainment, adds additional sources of revenue, attracts a more diverse customer base, increases visitation and per capita spending and has the added benefit of being counterseasonal to the Company's core golf business.

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

RECENT ACQUISITIONS

     SkateNation Acquisition. On December 2, 1998, the Company consummated the acquisition of SkateNation, Inc. ("SkateNation"), a wholly-owned subsidiary of TrizecHahn (USA) Corporation, for $28.9 million (consisting of $17.0 million of cash and $11.9 million of indebtedness), subject to certain adjustments (the "SkateNation Acquisition"). Immediately prior to the acquisition, SkateNation operated six ice rink facilities and managed 16 additional ice rink facilities throughout the United States.

     Golden Bear Acquisition. On July 20 and July 21, 1998, respectively, the Company acquired Golden Bear Golf Centers, Inc. and IMG Properties, Inc. (collectively, "Golden Bear"), each of which was a wholly-owned subsidiary of Golden Bear Golf, Inc. ("GBGI"), for $32.0 million (including certain indebtedness, capital leases and other liabilities), subject to certain post-closing adjustments (the "Golden Bear Acquisition"). The Company believes that, prior to the acquisition, Golden Bear was the third largest operator of golf driving ranges in North America with 14 golf centers in California, Florida, Maryland, Michigan, New Jersey, New York, Ohio, Oregon, Pennsylvania and Texas.

     Eagle Quest Acquisition. On June 30, 1998, the Company acquired Eagle Quest Golf Centers, Inc. ("Eagle Quest") for 1,384,735 shares of the Company's common stock, par value $.01 per share (the "Common Stock"), subject to certain post-closing adjustments (the "Eagle Quest Acquisition"). The Company believes that, prior to the acquisition, Eagle Quest was the second largest operator of golf driving ranges in North America with 20 golf centers (including two under construction) in Texas, Washington and Canada.

     MetroGolf Acquisition. In February 1998, the Company acquired MetroGolf Incorporated ("MetroGolf") pursuant to a cash tender followed by a merger (the "MetroGolf Acquisition"). Prior to the acquisition, MetroGolf operated eight facilities in California, Colorado, Illinois, New York and Virginia.

GOLF FACILITIES

     According to the National Golf Foundation, there were approximately 27 million golfers in the United States in 1997, an increase of 7% from 1996. This growth was primarily attributable to a 51% increase in the number of beginning golfers to an estimated 3.0 million, as well as a 34% increase in the number of junior golfers to an estimated 2.4 million. In addition, the Golf Range & Recreation Association of America estimates that in 1997 there were approximately 2,200 stand-alone driving ranges in the United States, of which 83% were independently owned and operated. The Company believes that the large size and highly fragmented nature of the golf center industry, combined with the lack of experience, expertise and financial resources of the existing owner-operators, present significant opportunities for the Company to continue acquiring, upgrading and renovating golf centers.

     The Company's golf centers are typically larger, more attractive and offer more amenities than the average golf center. The Company believes that it attracts customers to its golf centers due to the quality, convenience and comfort of its facilities and their appeal to the whole family. The golf centers are designed to provide a wide variety of practice opportunities, including facilities for driving, chipping, putting, pitching and sand play, and typically offer full-line pro shops, golf lessons instructed by

PGA-certified golf professionals and other amenities to encourage family participation. They are designed around a driving range with target greens, bunkers and sand traps to simulate golf course conditions. Generally, the Company's ranges are lighted to permit night play and the hitting tees are enclosed or sheltered from above and from the rear in a climate-controlled environment. In certain cases, all or a portion of the range is enclosed under an air inflated dome to permit all-weather play. There are approximately 80 to 100 hitting tees in facilities with the two-tier design and approximately 30 to 60 hitting tees at smaller golf centers. In addition to a driving range, the Company's golf centers typically include a number of amenities designed to appeal to golfers and their families, such as a 4,000-6,000 square foot clubhouse (including a full-line pro shop, locker facilities, a restaurant or snack bar and video games), PGA-certified golf instructors, landscaped 18-hole miniature golf courses and a short game practice area (including putting green and sand traps). The Company's instructional facilities include the Colbert-Ballard Golf School and the Golf Academy of Hilton Head Island, Inc., which operates a golf school and designs and manages corporate golf events. The Company's pro shops are stocked with clubs, bags, shoes, apparel, videos and golf-related accessories from a number of suppliers, including brand-name manufacturers such as Nike Corporation, Callaway Golf Company, Karsten Manufacturing Corporation (Ping), Tommy Armour Golf, Wilson Golf Company, Mizuno Golf Company, Spalding Sports Worldwide, Titleist and Footjoy Worldwide (Divisions of Fortune Brand, Inc.), Ashworth Clothing Company and Adams Golf. The Company also sells private label products at its pro shops, including balls, gloves and other merchandise bearing the Company's logo. In December 1997, the Company acquired Confidence Golf, Inc., a designer and assembler of premium-grade golf clubs. Confidence golf clubs are sold at the Company's golf facilities as well as independent pro shops and retailers. In some limited instances, as with certain plastic golf shoe spikes, the Company acts as a distributor of golf merchandise both to its facilities and to non-affiliated third parties.

     As of December 31, 1998, the Company operated four regulation 18-hole golf courses. As of December 31, 1998, the Company operated 26 par-3 or executive golf courses. The Company is also currently constructing one 9-hole executive golf course. Most of the courses have a clubhouse, a pro shop, a driving range and PGA-certified golf instructors on site and banquet facilities or a restaurant.

     Of the Company's facilities, 21 are operated under the name "Golden Bear" pursuant to a non-exclusive license agreement (the "License Agreement") with a subsidiary of GBGI (the "Licensor"). Under the License Agreement, the Company is licensed to use the trademark "Golden Bear" and related trademarks and trade names in the operation of certain of its golf facilities. The Company does not have the right to open additional Golden Bear golf centers. The License Agreement expires on December 31, 2008, except that the Company has the right to terminate the agreement effective December 31, 2000. The License Agreement is also subject to termination by the Licensor or the Company under certain other circumstances. Pursuant to the License Agreement, the Company will pay the Licensor $795,000 per year (based on 21 Golden Bear golf centers in operation). In addition, if such 21 centers generate Adjusted Gross Revenues (as defined in the License Agreement) in excess of $30.0 million a year, the Licensor will receive incentive compensation ranging from 1% to 3% of such excess revenue. During the term of the License Agreement, the Company will have the exclusive right to operate golf centers under the name "Golden Bear" within a 10-mile radius of the Company's Golden Bear golf centers, except with respect to the Golden Bear golf center located in Carrollton, Texas for which the exclusive territory is reduced.

     As of December 31, 1998, the Company had 10 golf centers under development. These facilities are located in Bronx, New York; Brooklyn, New York; Holbrook, Massachusetts; New York City, New York; Federal Way, Washington; Columbus, Ohio; County Line, Colorado; Green Valley Ranch, Colorado; Tacoma, Washington; and Coquitlam, British Columbia. The Company expects to have all of these facilities operational by the end of 1999, except for the New York City, New York facility which is subject to certain regulatory approvals and the Brooklyn, New York facility which is subject to a pending action seeking to overturn a dismissal of an attempt to obtain a temporary restraining order. See "Risk Factors -- Dependence on Certain Agreements."

COMPLEMENTARY SPORTS AND FAMILY ENTERTAINMENT FACILITIES

     In order to generate additional sources of revenue, attract a more diverse customer base and offset the seasonality of its core golf business, the Company has acquired and begun operating complementary sports and family entertainment facilities, including ice rinks and Family Sports Supercenters. The Company is applying the strategy, skills and resources it has used in the golf center industry by selectively acquiring and enhancing, or constructing, such facilities. The Company currently operates eight stand-alone ice rink facilities, manages 16 additional ice rink facilities and operates three Family Sports Supercenters, including a golf center in Denver, Colorado recently converted into a Family Sports Supercenter by the addition of two ice rinks and other family entertainment amenities.

     According to the National Hockey League (the "NHL"), there are approximately 2,200 ice facilities in the United States and approximately 5,500 in Canada. In addition, according to the National Sporting Goods Association, there are 7.4 million ice skaters in the United States. Furthermore, USA Hockey, a national hockey association, registered 384,779 hockey players in the 1996-97 season, a 97.2% increase over the 1990-1991 season. The Company believes that the relatively small number of ice rinks in the United States and increasing interest in ice-related sports will create a need for additional facilities. The Company also believes that interest in hockey is increasing as a result of recent NHL expansion.

     The Company anticipates that its ice rink facilities will typically be designed with the rinks as the main attraction, but with amenities at the facility to provide family entertainment and generate additional revenues. Such amenities include a pro shop, video games, a supervised play area for young children, restaurants and snack bars. The pro shops are stocked with skates, hockey sticks, jerseys, protective equipment such as helmets and pads and other skating, hockey and figure skating-related items. The Company generates revenues at its ice rink facilities by renting the rinks to hockey leagues, teams and figure skaters, charging admission to its skating facilities for public skating, providing lessons through USFSA-certified instructors, skate and equipment rentals and pro shop sales. The Company also generates revenues from food and beverage sales, video games and birthday and private party rentals.

     In addition to making capital improvements designed to add revenue-generating amenities, the Company may also make capital expenditures to improve overall attractiveness of its ice rink facilities and upgrade equipment to improve efficiency and reduce operating expenses, such as utility costs. In those instances where the land available to the Company permits and the demographics are favorable, the Company may add ice rinks and other amenities to existing golf centers (or vice versa) and make additional improvements to convert such facilities to Family Sports Supercenters.

     The Company acquired its first ice rink in July 1997 as part of its acquisition (the "LCI Acquisition") of Leisure Complexes, Inc. ("LCI"). In September 1997, the Company acquired a 47,000 square foot skating facility in Syosset, New York, which has a NHL regulation-size ice rink and an additional half rink, as well as a pro shop and snack bar. It is used as a practice facility by the NHL's New York Islanders. In December 1997, the Company acquired an indoor family sports and entertainment center, located in Evendale, Ohio, which includes two regulation-sized ice rinks, two soccer fields and additional family amusements. In February 1998, the Company acquired an ice rink facility and family entertainment center in Raleigh, North Carolina. On December 2, 1998, the Company consummated the acquisition of SkateNation, which operated six ice rink facilities and managed an additional 16 ice rink facilities throughout the United States. As of December 31, 1998, the Company owned three ice rink facilities, leased five ice rink facilities and managed an additional 16 ice rink facilities. In October 1998, the Company completed the conversion of a golf center in Denver, Colorado into a Family Sports Supercenter by adding, two NHL-regulation size ice rinks (which are currently being used as practice facilities by the NHL's Colorado Avalanche and by world-renowned figure skater Scott Hamilton) and other family entertainment amenities. As of December 31, 1998, the Company owned one Family Sports Supercenter and leased two Family Sports Supercenters.

     In March 1998, the Company signed a lease to construct and operate a facility consisting of two NHL regulation-size ice rinks and a family entertainment center in New Rochelle, New York. The Company has commenced construction and expects to commence operating this facility by the end of 1999. In addition, in April 1998, the Company entered into an agreement with the Township of Woodbridge, New Jersey to lease, construct and operate an ice rink facility with two sheets of ice and a family entertainment center. The Company expects the Woodbridge facility to be completed by January 1, 2000.

OPERATIONS

     The Company has golf facilities in six regions (the New York City region, the Mid-Atlantic region, the Northern region, the Southeast region, the Midwest region and the Western region), each of which is managed by a regional manager, who reports to one of the three divisional managers (East, Central and West Coast). Each golf facility has a general manager who reports to a regional or divisional manager, one to two assistant managers, a head golf professional, up to four PGA-certified professionals who instruct golfers, approximately five full-time staff members and approximately 13 to 20 part-time employees, depending on the season. Each ice rink facility has a general manager, one assistant manager, a hockey director, a figure skating director, approximately four to six other full-time employees and approximately 25 to 35 part-time employees, depending on the season. Currently, each of the Company's Family Sports Supercenters employs approximately 280 to 350 people, depending on the season, of which approximately 75 are full-time and the balance of which are part-time or seasonal.

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

     The Company utilizes a number of internal controls and procedures to monitor and safeguard the cash generated by its facilities. The primary control is a computer system at each facility that can be monitored from corporate headquarters and that provides point of sale and inventory controls and management reports on a daily basis. The primary control of all cash accounts is centralized at corporate headquarters.

     In order to meet the Company's continued growth and its need to address a more stringent control model, Family Golf is implementing a new information management system that provides a complete end-to-end solution for inventory management, purchasing and cash management controls, as well as accounts payable and general ledger systems. This implementation began in the first quarter of 1999, and is expected to be fully operational by the second quarter of 1999.

MARKETING AND ADVERTISING

     The Company has a focused marketing and advertising strategy designed to increase consumer awareness of its facilities. The Company utilizes traditional media, including newspaper, radio, television and direct mailings as well as targeted special promotions throughout the year, such as charitable events, contests, free clinics and equipment demonstrations.

     The Company continues to explore strategic marketing relationships. In connection with this strategy, the Company entered into a marketing relationship with American Express Travel Related Services pursuant to which holders of American Express cards may redeem their accumulated membership points to earn practice privileges and golf instruction at the Company's facilities nationwide. In 1998, more than two million participants in the American Express Awards Program received information on the Company's special offers. In 1999, over 3 million American Express card holders will have the opportunity to participate in a Family Golf offer.

     The Company was the 1997-1998 title sponsor for the International Junior Golf Tour, a not-for-profit tour that hosts 13 events at nationally recognized golf courses around the nation. The purpose of this tour is to offer talented juniors a chance to develop their skills and learn about competition in a tournament setting. Furthermore, the Company offered Nike Junior Camp programs at 20 of the Company's sites in 1998.

     In November 1998, the Company and The Coca-Cola Company ("Coca-Cola") entered into an agreement designating Coca-Cola as the exclusive carbonated and non-carbonated beverage for all Company locations within the United States. Under the terms of the four-year agreement, Coca-Cola will be the "Official Soft Drink" for all of the Company's golf, ice and family entertainment centers and will provide marketing and promotional support to each U.S. site.

LICENSING AND FRANCHISING

     In 1996 the Company granted, for $250,000, a non-exclusive license to open up to ten golf centers under the name "Family Golf" in China to Asia Golf Centers International, Inc., a non-affiliated entity. Pursuant to the license, the Company will receive royalties equal to the greater of $15,000 or 3% of the gross revenues of each such golf center. The Company believes that the growing recognition of the Family Golf name and the economies of scale it realizes in purchasing may make it attractive to further license or franchise the Family Golf concept in the future.

COMPETITION

     The golf center, ice rink and family entertainment industries are each highly competitive and include competition from other golf centers, golf courses, other ice rinks and family entertainment outlets and other recreational pursuits. In addition, the Company's pro shop business faces competition from other pro shops, specialty retailers and department stores. The Company may face imitation and other forms of competition and the Company cannot prevent others from utilizing a similar operational strategy. Many of the Company's competitors and potential competitors may have considerably greater financial and other resources, experience and customer recognition than does the Company. The Company operates 21 of its golf centers under the name "Golden Bear" pursuant to the License Agreement with the Licensor. GBGI, the parent of the Licensor, is a competitor of the Company. The Licensor is permitted to establish, or license others to establish, Golden Bear golf centers that compete with the Company's golf centers, including the Company's Golden Bear golf centers, provided that, the Company has the exclusive right to operate Golden Bear golf centers within a 10-mile radius of the Company's Golden Bear golf centers (except with respect to the Golden Bear golf center located in Carrollton, Texas for which the exclusive territory is reduced). There can be no assurance that competition will not adversely affect the Company's business or ability to acquire additional properties.

EMPLOYEES

     The Company had, as of December 31, 1998, approximately 3,719 employees, of which 2,076 were full-time employees and 1,643 were part-time employees. None of the employees are represented by a collective bargaining agreement. The Company has never experienced a strike or work stoppage. The Company believes that its relationship with its employees is good.

GOVERNMENTAL REGULATION

     Operations at the Company's golf facilities involve the use and limited storage of various hazardous materials such as pesticides, herbicides, motor oil, gasoline, heating oil and paint as well as various chemicals used to create, refrigerate and maintain the ice at its ice rinks. Under various federal, state and local laws, ordinances and regulations (which are administered, in the case of federal laws and regulations, primarily by the United States Environmental Protection Agency), an owner or operator of real property is generally liable for the costs of removal or remediation of hazardous substances that are released on or in its property regardless of whether the property owner or operator knew of, or was responsible for, the release of hazardous materials. The Company has not been informed by any governmental authority or instrumentality of any material non-compliance or violation by the Company of any environmental laws, ordinances or regulations. However, the Company is aware of one notice of violation issued by the New York State Department of Environmental Conservation (the "DEC") against the owner of the land leased by the Company in Elmsford, New York alleging that certain hazardous materials were placed on the site. The owner has taken remedial action and the Company does not believe it will be affected by the alleged violation. Although the Company usually hires environmental consultants to conduct environmental studies, including invasive procedures such as soil sampling or ground water analysis, on facilities it owns, operates or intends to acquire, in some cases only limited invasive procedures are conducted on such properties and in a limited number of instances no environmental studies are conducted. Even when invasive procedures are used, environmental studies may fail to discover all potential environmental problems. Accordingly, there may be potential liabilities or conditions of which the Company is not aware.

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

RISK FACTORS

ACQUISITION AND GROWTH STRATEGY; RISKS ASSOCIATED WITH INTEGRATING NEW
FACILITIES

     The Company's ability to significantly increase revenue, operating cash flow and net income over time depends in large part upon its success in acquiring and enhancing, or constructing, additional facilities at suitable locations upon satisfactory terms. There can be no assurance that suitable facility acquisitions or lease opportunities will be available or that the Company will be able to consummate acquisitions or leasing transactions on satisfactory terms. In addition, the acquisition of facilities may become more expensive in the future if demand and competition increase. The likelihood of the continued success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the improvement of existing and acquired facilities and the construction and opening of new facilities, including delays in obtaining required permits.

     To implement its expansion strategy successfully, the Company must integrate acquired or newly opened facilities into its existing operations, which may necessitate the implementation of enhanced operational and financial systems and may require additional employees and management, operational, financial and other resources. As part of its strategy, the Company has recently entered the ice rink and family entertainment industries, in which the Company has only limited experience and which involve all the risks commonly associated with the establishment of new lines of business. As the Company grows, there can be no assurance that additional facilities can be readily integrated into the Company's operating structure. The Company's inability to efficiently integrate facilities or to successfully operate within the ice rink and family entertainment industries could have a material adverse effect on the Company's financial condition and results of operations. In addition, a number of the facilities which the Company has acquired have, and facilities it may acquire in the future may have, experienced losses. After giving effect on a pro forma basis to certain acquisitions consummated after January 1, 1998 as if they had occurred on January 1, 1998, the Company would have had a net loss of approximately $9.9 million (as compared to a net loss of $5.0 million on a historical basis) for the year ended December 31, 1998. As a result of the timing of the Company's acquisitions, the seasonality of the acquired businesses, the expansion of the Company's business to include ice rinks and Family Sports Supercenters and other factors, the Company's historical and pro forma results of operations referred to herein are not necessarily indicative of future results. There can be no assurance that facilities recently acquired by the Company or those that the Company may acquire in the future will operate profitably and will not materially adversely affect the Company's financial condition and results of operations.

ADDITIONAL FINANCING REQUIREMENTS

     The Company anticipates that it will need to raise substantial additional capital in the future to continue its long-term expansion plans. There can be no assurance that the Company will be able to obtain additional financing on favorable terms, or at all.

SUBSTANTIAL LEVERAGE

     As of December 31, 1998, the Company had approximately $250.0 million aggregate principal amount of indebtedness outstanding, including $115 million aggregate principal amount of 5 3/4% convertible subordinated notes (the "Notes") issued by the Company during the fourth quarter of 1997 and $67.7 million of indebtedness under the Company's Credit Facility (as defined). In addition the Credit Facility provides for borrowings of up to $100.0 million, subject to compliance with certain financial tests and ratios. Subject to certain restrictions set forth in the Credit Facility, the Company may also incur additional indebtedness in the future for acquisitions, capital expenditures and other corporate purposes. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting the operations of the Company, many of which are beyond its control. There can be no assurance that the Company's business will continue to generate sufficient cash flow at or above current levels. If the Company is unable to generate cash flow from operations in the future to service its debt, it may be required, among other things, to seek additional financing in the debt or equity markets, to refinance or restructure all or a portion of its indebtedness, including the Notes, to sell selected assets or to reduce or delay planned capital expenditures or acquisitions. There can be no assurance that any such financing, refinancing or sale of assets would be available on terms satisfactory to the Company, if at all.

RESTRICTIONS IMPOSED BY CREDIT FACILITY

     The Credit Facility and certain instruments governing the Company's indebtedness include covenants that, among other things, restrict the ability of the Company to incur additional indebtedness, dispose of assets, merge or consolidate with another entity, create liens, pay dividends, or make investments, acquisitions or capital expenditures. Under the Credit Facility, the Company is also required to maintain compliance with certain financial tests and ratios and borrowings under the Credit Facility will be limited by such tests and there can be no assurance that all or a portion of the $100.0 million will be available when required by the Company. In addition, the Credit Facility restricts the Company's ability to prepay the Company's other indebtedness. The ability of the Company to comply with such provisions may be affected by events that are beyond the Company's control. Failure to comply with certain covenants would, among other things, permit the Company's lenders to accelerate the maturity of the obligations thereunder and could result in cross-defaults permitting the acceleration of debt under other Company agreements. Moreover, as a result of these covenants, the ability of the Company to respond to changing business and economic conditions and to secure additional financing, if needed, may be restricted significantly, and the Company may be prevented from engaging in transactions that might otherwise be considered beneficial to the Company.

DEPENDENCE ON THE GOLF INDUSTRY AND DISCRETIONARY CONSUMER SPENDING

     Although the Company has expanded its business outside the golf industry, the Company is highly dependent on the golf industry, and the public's interest in utilizing golf practice centers, for the generation of its revenues and cash flow. Activities such as golf have, in the past, been susceptible to increases and decreases in popularity that have materially affected the financial condition and results of operations of companies dependent on such activities, and there can be no assurance that the golf industry will not suffer a material decrease in popularity, which would result in a material adverse effect on the Company's financial condition and results of operations. In addition, the amount spent by consumers on discretionary items, such as the family entertainment activities offered by the Company, have historically been dependent upon levels of discretionary income, which may be adversely affected by general economic conditions. A decrease in consumer spending on golf and other family entertainment activities could have a material adverse effect on the Company's financial condition and results of operations.

FLUCTUATING OPERATING RESULTS; VULNERABILITY TO WEATHER CONDITIONS AND
SEASONALITY

     Historically, the second and third quarters of the calendar year have accounted for a greater portion of the Company's revenues than have the first and fourth quarters of the year. This is primarily due to an outdoor playing season limited by weather. Although most of the Company's driving ranges are designed to be all-weather facilities, portions of the Company's facilities, including the miniature golf courses, are outdoors and vulnerable to weather conditions. In addition, golfers are less inclined to practice when weather conditions limit their ability to play golf on outdoor courses. The Company expects its expansion into ice rink facilities and Family Sports Supercenters to partially offset such seasonality. The timing of new center openings and acquisitions may also cause the Company's results of operations to vary significantly from quarter to quarter. Accordingly, period to period comparisons are not necessarily meaningful and should not be relied on as indicative of future results. In addition, variability in the Company's results of operations could cause the price of the Company's securities to fluctuate following the release of interim results of operations or other information and may have a material adverse effect on the price of the Company's securities.

COMPETITION

     The golf center, ice rink and family entertainment industries are each highly competitive and include competition from other golf centers, golf courses, other ice rinks and family entertainment outlets and other recreational pursuits. In addition, the Company's pro shop business faces competition from other pro shops, specialty retailers and department stores. The Company may face imitation and other forms of competition and the Company cannot prevent others from utilizing a similar operational strategy. Many of the Company's competitors and potential competitors may have considerably greater financial and other resources, experience and customer recognition than does the Company. The Company operates 21 of its golf centers under the name "Golden Bear" pursuant to the License Agreement with the Licensor. GBGI, the parent of the Licensor, is a competitor of the Company. The Licensor is permitted to establish, or license others to establish, Golden Bear golf centers that compete with the Company's golf centers, including the Company's Golden Bear golf centers, provided that, with one exception, the Company has the exclusive right to operate Golden Bear golf centers within a 10-mile radius of the Company's Golden Bear golf centers. There can be no assurance that competition will not adversely affect the Company's business or ability to acquire additional properties.

DEPENDENCE ON CERTAIN AGREEMENTS

     The future success of the business and operations of the Company is dependent, in part, upon certain key operating agreements, including its real property leases, management agreements with respect to certain municipal facilities and the License Agreement. Certain of these agreements are terminable at will and others may be terminated prior to their scheduled expiration should the Company default in its obligations thereunder. The termination or non-renewal of any of these agreements may have a material adverse effect on the Company. In particular, certain of the Company's management agreements with municipalities require the Company to make capital improvements to the facilities under management.

     If any of these management agreements are terminated, in most cases the municipality may retain, and is not obligated to pay the Company for the value of, such capital improvements. Unless reimbursed, the Company would immediately have to write-off, for accounting purposes, the undepreciated value of these capital improvements (which aggregate approximately $15.0 million as of December 31, 1998), which are currently being depreciated and amortized over the life of the relevant management agreement.

     In addition, the Company operates 21 of its golf centers under the name "Golden Bear" pursuant to the License Agreement with the Licensor. Termination of the License Agreement could adversely affect the Company's Golden Bear golf centers and, possibly, the Company. The License Agreement expires December 31, 2008, subject to termination by the Company effective on December 31, 2000. The License Agreement is also subject to termination by the Company or the Licensor under certain other circumstances. The value of the "Golden Bear" name is dependent, in part, upon the continued popularity of Jack Nicklaus. Accordingly, the occurrence of any event which diminishes the reputation of Mr. Nicklaus and the related "Golden Bear" symbol could adversely affect the Company's Golden Bear golf centers. GBGI has disclosed in its public filings that it is a defendant in substantial class action litigation involving claims under the federal securities laws.

ENVIRONMENTAL REGULATION

     Operations at the Company's facilities involve the use and limited storage of various hazardous materials such as pesticides, herbicides, motor oil, gasoline, heating oil and paint, as well as various chemicals used to create, refrigerate and maintain the ice at its ice rinks. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property is generally liable for the costs of removal or remediation of hazardous substances that are released on or in its property regardless of whether the property owner or operator knew of, or was responsible for, the release of hazardous materials. The Company has not been informed by any governmental authority of any material non-compliance or violation by the Company of any environmental laws, ordinances or regulations and the Company believes that it is in substantial compliance with all such laws, ordinances and regulations applicable to its properties or operations. As of the date hereof, the Company has not incurred material costs of remediation, and the Company knows of no material environmental liability to which it may become subject. Although the Company usually hires environmental consultants to conduct environmental studies, including invasive procedures such as soil sampling or ground water analysis on facilities it owns, operates or intends to acquire, in some cases only limited invasive procedures are conducted on such properties and in a limited number of instances no environmental studies are conducted. Accordingly, there may be potential environmental liabilities or conditions of which the Company is not aware.

DEPENDENCE UPON KEY EMPLOYEE; RECRUITMENT OF ADDITIONAL PERSONNEL

     The Company is heavily dependent on the services of Dominic Chang, its Chairman of the Board and Chief Executive Officer. The loss of the services of Mr. Chang could materially adversely affect the Company. Mr. Chang has entered into an employment agreement with the Company which terminates on December 31, 2001. The Company owns key person life insurance in the amount of $7.25 million on the life of Mr. Chang. In addition, it is an event of default under the Credit Facility and certain other indebtedness if Mr. Chang is not the Chairman of the Board and Chief Executive Officer of the Company and if he does not own at least 5% of the Company's outstanding Common Stock.

     The Company will be required to hire additional personnel and professionals to staff the additional facilities it intends to acquire, lease or construct. There can be no assurance that the Company will be able to attract and retain qualified personnel.

CONTROL BY CURRENT STOCKHOLDER

     As of March 26, 1999, Dominic Chang beneficially owned 3,749,001 shares of Common Stock, constituting approximately 14.3% of such outstanding shares. Mr. Chang is, therefore, able to exercise significant influence with respect to the election of the directors of the Company and all matters submitted to a vote of the stockholders of the Company.

VOLATILITY OF PRICE OF COMMON STOCK

     The trading price of the Company's Common Stock could be subject to fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in management, future announcements concerning the Company, general trends in the industry and other events or factors.

PREFERRED STOCK; POSSIBLE ANTI-TAKEOVER EFFECTS OF CERTAIN CHARTER, BY-LAW AND CONTRACTUAL PROVISIONS

     The Company's Certificate of Incorporation authorizes the Board of Directors to issue up to 2,000,000 shares of preferred stock, $.10 par value per share. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders. Although no preferred stock is currently outstanding, there can be no assurance that the Company will not do so in the future. The ability of the Board of Directors to issue preferred stock could have the effect of delaying, deferring or preventing a change of control of the Company or the removal of existing management and, as a result, could prevent the stockholders of the Company from being paid a premium over the market value for their shares of Common Stock. The Company's By-Laws contain provisions requiring advance notice of stockholder proposals and imposing certain procedural restrictions on stockholders wishing to call a special meeting of stockholders. Under the Credit Facility and the Term Debt (as defined), it is an event of default if Mr. Chang is not Chairman of the Board, Chief Executive Officer and beneficial owner of at least 5% of the outstanding Common Stock. In addition, the Indenture (the "Indenture") with respect to the Notes gives the holders of the Notes the right to have such Notes redeemed if there is a Change of Control (as defined in the Indenture). Accordingly, such provisions could discourage possible future attempts to gain control of the Company (which attempts, if stockholders were offered a premium over the market value of their Common Stock, might be viewed as beneficial to stockholders).

ITEM 2. PROPERTIES.

     The Company maintains its executive offices in approximately 16,874 square feet of space in Melville, New York pursuant to a lease expiring in June 2008. As of December 31, 1998, the Company owned land, subject to mortgages, on which 40 of its facilities are located. Information concerning such properties is set forth below.



                               APPROXIMATE     DATE OPENED
FACILITY LOCATION              ACRES OWNED     OR ACQUIRED
---------------------------   -------------   ------------
     Queensbury, NY                200           May 1995
     Greenville, SC                 24           May 1995
     Glen Allen, VA                 10          Aug. 1995
     Duluth, GA                     56          Aug. 1995
     Alpharetta, GA                 26          Aug. 1995
     Valley View, OH                 5          Nov. 1995
     Mesa, AZ                       39          Feb. 1996
     Flemington, NJ                 17         March 1996
     Yorktown Heights, NY           14         April 1996
     Tucson, AZ                     18          June 1996
     West Palm Beach, FL            32          June 1996
     Fountain Inn, SC              283          Aug. 1996
     Flanders, NJ                   24          Aug. 1996
     South Easton, MA               70         Sept. 1996
     Margate, FL                    17          Oct. 1996
     Milwaukee, WI                  65          Nov. 1996
     Mainville, OH                  32          Dec. 1996
     Southampton, PA                12          June 1997
     Palm Royale, CA                25          June 1997
     Federal Way, WA (1)            22          Oct. 1997
     Evendale, OH                   16          Dec. 1997
     Elk Grove, CA                  20          Dec. 1997
     Kansas City, KS                25          Jan. 1998
     Wichita, KS                    25          Jan. 1998
     Leesburg, VA                  110          Feb. 1998
     Holbrook, MA (1)               76          Feb. 1998
     Carlsbad, CA                   12         April 1998
     Fort Worth, TX                 52          June 1998
     Kent, WA                       13          June 1998
     Tacoma, WA                     15          June 1998
     Douglasdale, AB                96          June 1998
     Nanaimo, BC                    35          June 1998
     Pittsburgh, PA                 27          July 1998
     Kansas City, MO                25         Sept. 1998
     Coyote Creek, BC               72          Oct. 1998
     Voorhees, NJ                   18          Oct. 1998
     Thunder Bay, ON                 3          Dec. 1998
     Vaughan, ON                    39          Dec. 1998
     Richmound, VA                  2.5         Dec. 1998
     Glen Allen, VA                  3          Dec. 1998

----------
(1)   Under construction.

     As of December 31, 1998, the Company leased the land on which 73 of its facilities are located. None of such leases are with affiliates of the Company. Information concerning such leases is set forth below.




                            APPROXIMATE              LEASE             DATE OPENED
FACILITY LOCATION          ACRES LEASED         EXPIRATION DATE        OR ACQUIRED
-----------------------   --------------   ------------------------   ------------
Farmingdale, NY                  13        February 28, 2002 (1)       March 1992
Wayne, NJ                        16        February 28, 2003            July 1993
Elmsford, NY                     27        February 27, 2019 (2)        July 1994
Utica, NY                        18        December 7, 2019 (1)         Dec. 1994
Clay, NY                         23        June 30, 2005 (3)            Jan. 1995
Gilroy, CA                       36        October 31, 2002 (4)         Nov. 1995
Valley View, OH                  14        November 8, 2010 (2)         Nov. 1995
Henrietta, NY                    28        October 10, 2020 (1)         Jan. 1996
Virginia Beach, VA               81        March 20, 2027 (5)          March 1996
Indian River, VA                 14        December 31, 2002 (6)         May 1996
Fairfield, OH                    24        October 17, 2002 (2)         June 1996
St. Louis, MO                    42        February 28, 2002 (1)        June 1996
Alviso, CA                       25        March 31, 2013 (2)           July 1996
Westminster, CA                  17        February 28, 2008 (2)        July 1996
Englewood, CO                    55        June 30, 2017 (7)            Aug. 1996
Glen Burnie, MD                  38        December 31, 2012           Sept. 1996
Palm Desert, CA                  17        July 31, 2000 (8)            Feb. 1997
Raleigh, NC                      20        March 11, 2022 (4)          March 1997
Olney, MD                       150        March 25, 2007              March 1997
Green Oaks, TX                   29        October 31, 2001 (9)        March 1997
Rio Salado, AZ                   70        December 8, 2015 (2)        April 1997
San Bruno, CA                    15        December 31, 2003 (10)      April 1997
Milpitas, CA                     16        August 5, 2009               June 1997
Carver, MA                       19        December 31, 2002            June 1997
Lake Grove, NY                   54        May 31, 2042                 July 1997
Columbus, OH                     37        March 21, 2005 (1)           Aug. 1997
Commack, NY                      18        February 28, 2010 (10)      Sept. 1997
Greenville, SC                   29        May 31, 2007 (11)           Sept. 1997
Syosset, NY                       3        July 31, 2001 (16)          Sept. 1997
County Line, CO (24)             25        May 1, 2018                  Oct. 1997
Warrenville, IL                  59        October 31, 2015 (12)        Dec. 1997
Stuart, FL                       26        June 28, 2002 (17)           Jan. 1998
Raleigh, NC                       6        December 9, 2047             Feb. 1998
Colorado Springs, CO             24        December 31, 2022            Feb. 1998
Chicago, IL                      23        July 14, 2008                Feb. 1998
Palms, San Diego CA               5        December 16, 2002 (1)        Feb. 1998
Rocky Point, NY                  17        December 31, 2007 (4)        Feb. 1998
San Diego, CA                   4.63       April 30, 2002 (4)           Feb. 1998
Suisin, CA                       20        August 1, 2030 (13)          Feb. 1998
New Rochelle, NY (24)             3        December 31, 2023 (2)       March 1998
Austin, TX                       27        May 14, 2004 (2)             June 1998
Dallas, TX                       28        January 24, 2021 (15)        June 1998
Fort Worth, TX                   23        April 1, 2000 (2)            June 1998

                           APPROXIMATE              LEASE             DATE OPENED
FACILITY LOCATION         ACRES LEASED         EXPIRATION DATE        OR ACQUIRED
----------------------   --------------   ------------------------   -------------
Houston, TX                    20         October 31, 2002 (2)         June 1998
Houston, TX                    25         May 16, 2007 (2)             June 1998
Kingwood, TX                   65         May 15, 2010 (20)            June 1998
San Antonio, TX                21         November 30, 2007 (13)       June 1998
San Antonio, TX                25         December 31, 2028 (1)        June 1998
Olympia, WA                    35         August 31, 2002 (2)          June 1998
Tumwater, WA                   36         August 1, 2025               June 1998
Calgary, AB                     2         June 30, 2000 (10)           June 1998
Kelowna, BC                    13         August 8, 2021 (22)          June 1998
Vancouver, BC                  57         April 30, 2038               June 1998
Moreno Valley, CA              17         September 10, 2006 (2)       July 1998
Markham, Ontario                8         August 31, 2005              July 1998
Lake Park, FL                  28         December 31, 2006            July 1998
North Lauderdale, FL           18         December 31, 2015 (13)       July 1998
College Park, MD               21         December 23, 2015            July 1998
Plymouth, MI                   42         January 31, 2017             July 1998
Royal Oaks, MI                 13         December 31, 2003 (23)       July 1998
Toms River, NJ                  7         August 5, 2016 (2)           July 1998
Williamsville, NY              16         February 28, 2007 (2)        July 1998
Dayton, OH                     48         September 8, 2016 (20)       July 1998
Polaris, OH                    33         December 31, 2008            July 1998
Beaverton, OR                  20         December 31, 2016            July 1998
Monroeville, PA                27         April 14, 2025               July 1998
Carrollton, TX                 22         September 10, 2011 (2)       July 1998
Sacramento, CA                 14         September 28, 2015 (2)      Sept. 1998
Shelton, CT                    18         April 30, 2008 (9)           Dec. 1998
Simsbury, CT                   17         March 31, 2019 (7)           Dec. 1998
Odenton, MD                     9         November 30, 2020 (18)       Dec. 1998
Reston, VA                      4         December 1, 2003 (7)         Dec. 1998
Dale City, VA                   7         February 28, 2025 (19)       Dec. 1998

----------
(1) The Company has the option to extend the lease term for three additional five-year periods.

(2) The Company has the option to extend the lease term for two additional five-year periods.

(3) The Company has the option to extend the lease term for one ten-year period plus four additional five-year periods.

(4) The Company has the option to extend the lease term for one five-year period.

(5) This lease is for land on which part of the Virginia Beach, Virginia golf center is located.

(6) The Company has the option to extend the lease term for six additional ten-year periods and one three year, six-month period.

(7) The Company has the option to extend the lease term for two ten-year periods.

(8) The Company has the option to purchase the sublandlord's right to the leased premises. The original lease expires on July 31, 2000 with three five-year renewal options.

(9) The Company has the option to purchase sublandlords right to the leased premises. The original lease expires on March 31, 2012 with one fifteen-year renewal option.

(10) The Company has the option to extend the lease term for four five-year periods.

(11) The Company has the option to extend the lease term for three ten-year periods.

(12) The Company has the option to extend the lease term for one one-year period.

(13) The Company has the option to extend the lease term for one ten-year period.

(14) The Company has the option to extend the lease term for one twelve-year six-month period.

(15) The Company has the option to extend the lease term for six five-year periods.

(16) The Company has the option to extend the lease for two periods of eight years eight months and twelve years, respectively.

(17) The Company is required to purchase the leased premises prior to expiration of the lease.

(18) The Company has the option to extend the lease for two additional 15 year periods.

(19) The Company has the option to extend the lease for one additional ten year period.

(20) The Company has the option to purchase the leased premises prior to expiration of the lease.

(21) The Company has the option to extend the lease for three additional three year periods.

(22) The Company has the option to extend the lease for an additional 30 year period.

(23) The Company has the option to extend the lease for one period of ten years and two five year periods.

(24)  Under construction.


     After giving effect to renewal options, none of the Company's current leases is scheduled to expire until 2002. However, the leases may be terminated prior to their scheduled expiration should the Company default in its obligations thereunder. The termination of any of the Company's leases could have an adverse effect on the Company. If any of the Company's leases were to be terminated, there can be no assurance that the Company would be able to enter into leases for comparable properties on favorable terms, or at all. For additional information concerning the leases, see Note H to the Financial Statements included elsewhere herein.

     The Company operates twelve facilities for municipalities pursuant to concession licenses. These facilities are located in Douglaston, New York; El Segundo, California; Denver, Colorado; Mahwah, New Jersey; Randall's Island, New York; Bronx, New York; Miami, Florida; Fremont, California; Encino, California; Evergreen, Colorado; Overland Park, Colorado and Seattle, Washington. In addition, the Company is constructing six facilities at the following locations for municipalities pursuant to concession licenses:
Brooklyn, New York; New York City, New York; Green Valley Ranch, Colorado; Woodbridge, New Jersey; Tacoma Firs, Washington and Coquitlam, British Columbia. The Company's concession license for the Douglaston, New York golf center, the concession license for the Randall's Island, New York golf center, and the concession license for the Bronx, New York golf center are terminable at will. The Company's management agreement with the City of El Segundo for the El Segundo golf facility terminates on February 4, 2001.

     Many of the 16 management agreements which were in effect as of December 31, 1998 and pursuant to which the Company manages municipally-owned ice arenas, have a term of one year or less, or are terminable by either the municipality or the Company upon 30 days written notice.

ITEM 3. LEGAL PROCEEDINGS

     The Company knows of no material litigation or proceeding pending, threatened or contemplated to which the Company is or may become a party other than routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     There were no matters submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II


ITEM 5. MARKET FOR COMMON STOCK OF THE REGISTRANT AND RELATED STOCKHOLDER
        MATTERS

     The Company's Common Stock, par value $.01 per share (the "Common Stock"), commenced trading on the Nasdaq National Market on November 17, 1994 under the symbol "FGCI." The following table sets forth, for the periods indicated, the high and low last sales prices for the Company's Common Stock as reported by the Nasdaq National Market and as retroactively adjusted for a three-for-two stock split effected in the form of a stock dividend paid on May 4, 1998 to holders of record as of April 20, 1998.




                                       STOCK PRICE
                                  ---------------------
                                    HIGH         LOW
                                  --------   ----------
  Calendar Year 1997:
  First Quarter ...............    21 7/16     11  1/2
  Second Quarter ..............    19 9/16     11  3/16
  Third Quarter ...............    19 3/16     14 11/16
  Fourth Quarter ..............    22 3/16     16  1/2
  Calendar Year 1998:
  First Quarter ...............    27 3/4      19  3/16
  Second Quarter ..............    31 9/16     23  1/4
  Third Quarter ...............    27          15  1/8
  Fourth Quarter ..............    24 1/2      10

     As of March 29, 1999, there were approximately 389 holders of record of the Common Stock. The Company believes there were in excess of 400 beneficial owners of the Common Stock. As of March 29, 1999, the last sales price for the Company's Common Stock as reported by the Nasdaq National Market was $7.25.

     Except for a three-for-two stock split effected in the form of a stock dividend paid on May 4, 1998 to holders of record as of April 20, 1998, the Company has neither declared nor paid dividends on its Common Stock and does not intend to declare or pay any dividends in the foreseeable future. The Company currently intends to retain earnings, if any, for the development and expansion of its business. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors. In addition, the Company's Credit Facility prohibits the payments of any dividends, unless the Company would be in compliance with the Credit Facility, including certain financial ratios, after giving effect to such dividends.

     During the year ended December 31, 1998, the Company issued an aggregate of 1,646,829 shares of Common Stock as part of the consideration for 11 separate acquisitions. Such shares were issued in the amounts, on the dates, and for the securities or assets listed below: (i) February 23, 1998, 9,100 shares, the Wright Brothers golf center in Holbrook, Massachusetts; (ii) March 13, 1998, 23,500 shares, Gyan Kalwani, the Laguna Creek golf center located in Sacramento, California; (iii) May 15, 1998, 10,118 shares, the acquisition of all of the outstanding securities of Pardoc Vending Corp.; (iv) May 15, 1998, 750 shares, the acquisition of certain assets of the Blue Line Pro Shop; (v) June 30, 1998, l,384,735 shares, the acquisition of all of the outstanding shares of Eagle Quest Golf Centers, Inc.; (vi) May 21, 1998, 3,000 shares, to enter a long term lease to construct and operate a golf center in Shelton, Connecticut; (vii) May 1, 1998, 85,376 shares, the acquisition of the right to construct and/or manage the golf facilities located at Overland Park, in Overland, Colorado, the Evergreen Golf Course, in Evergreen, Colorado and the Green Valley Ranch Golf Course, in Green Valley Ranch, Colorado; (viii) September 8, 1998, 40,000 shares, the acquisition of certain assets of Chillicothe Properties, Inc., including a golf center in Kansas City, Missouri;
(ix) September 22, 1998, 36,250 shares, the acquisition of all of the outstanding stock of Pinnacle Entertainment, Inc., a company which operates coin-operated machines, from the former stockholders of such company; (x) October 13, 1998, 24,000 shares, the acquisition of certain assets of Stafford Family Park Partners I, LP, including a golf center in Voorhees, New Jersey; and (xi) December 13, 1998, 30,000 shares, the acquisition of certain assets of the Thunderbay golf center in Thunderbay, Ontario. Such issuances were not registered under the Securities Act of 1933 (the "Act") in reliance on the exemptions provided by Section 4(2) or Regulation S of the Act. None of such issuances involved any general solicitation and each of the recipients of the Common Stock has represented that such recipient understands that the Common Stock may not be sold or otherwise transferred absent registration under the Act or an exemption therefrom and each certificate representing shares of such Common Stock bears a legend to such effect.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data for the five years ended December 31, 1994, 1995, 1996, 1997 and 1998 were derived from audited financial statements of the Company.




                                                                     YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------------------------
                                                  1994         1995          1996           1997           1998
                                               ----------   ----------   ------------   ------------   -----------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
 Total revenue .............................    $ 6,362      $12,432       $ 28,052       $ 72,997      $122,164
 Operating expense .........................      4,215        6,614         13,335         37,386        62,451
 Cost of merchandise sold ..................        750        1,779          4,540         12,366        20,330
 Selling, general and administrative
   expenses ................................        548        1,242          4,760         12,630        11,723

Merger, acquisition, integration and
 other related charges .....................                                                               7,752
                                                -------      -------       --------       --------      --------
 Operating income (loss) ...................        849        2,797          5,417         10,615        19,908
 Interest expense ..........................       (313)        (939)          (383)        (3,863)       11,309
 Other income ..............................         16           66          2,172          1,659         1,938
                                                -------      -------       --------       --------      --------
Income (loss) before income taxes
 minority interest, extraordinary
 item and cumulative effect of a
 change in accounting principle ............        552        1,924          7,206          8,411        10,537
Income tax expenses (benefit) ..............        (65)         669          2,884          5,142         8,600
                                                -------      -------       --------       --------      --------
Income (loss) before minority
 interest, extraordinary item and
 cumulative effect of a change in
 accounting principle ......................        617        1,255          4,322          3,269         1,937
Minority interest in (income) loss .........       (129)
Extraordinary item (net of tax
 effect) ...................................                    (181)                                     (4,890)
                                                -------      -------       --------       --------      --------
Cumulative effect of a change in
 accounting principle ......................                                                              (2,035)
                                                                                                        --------
Net income (loss) ..........................    $   488      $ 1,074       $  4,322       $  3,269        (4,988)
                                                =======      =======       ========       ========      ========
Net income (loss) per share before
 extraordinary item ........................       0.09         0.16           0.27           0.16          0.08
Extraordinary item (net of tax
 effect) ...................................                   (0.02)                                      (0.21)
Cumulative effect of a change in
 accounting principle ......................                                                               (0.08)
                                                -------      -------       --------       --------      --------
Net income (loss) per share ................    $  0.09      $  0.14       $   0.27       $   0.16      $  (0.21)
                                                =======      =======       ========       ========      ========
Weighted average number of
 common shares outstanding .................      5,454        7,907         15,905         19,814        23,855
                                                =======      =======       ========       ========      ========


                                                                      YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------------------
                                                 1994         1995           1996           1997          1998
                                               --------      -------       --------       --------      --------
                                                                       (DOLLARS IN THOUSANDS)
Balance Sheet Data:
Cash and cash equivalents and short
 term investments ..........................    $ 2,296      $23,121       $ 39,313       $ 62,278      $ 21,566
Working capital ............................       (204)      20,598         36,643         61,618        30,115
Total assets ...............................     16,077       61,582        171,698        363,036       572,040
Short-term borrowings ......................
Total long-term debt, including
 current maturity ..........................      6,328        8,193         21,983       $165,836       249,571
Total stockholders' equity .................    $ 7,234      $49,388       $144,356       $178,273       289,283

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the notes thereto appearing elsewhere in this document.

GENERAL

     Family Golf is the leading consolidator and operator of golf centers in North America. The Company's golf centers provide a wide variety of practice and play opportunities, including facilities for driving, chipping, putting, pitching and sand play. The Company's golf centers typically offer full-line pro shops, golf lessons instructed by PGA-certified golf professionals and other amenities such as miniature golf and snack bars to encourage family participation. The Company has grown from one golf facility in 1992 to 119 as of December 31, 1998, including 10 facilities under construction. In addition, in order to generate additional sources of revenue, attract a more diverse customer base and offset the seasonality of its core golf business, the Company has selectively acquired, constructed and begun operating complementary sports and family entertainment facilities, including ice rinks and "Family Sports Supercenters." Family Sports Supercenters have two or more sports-related attractions (including at least one of the Company's core sports-related attractions: golf centers and ice rinks), and may include other sports-related attractions such as bowling centers, soccer facilities and batting cages, as well as a variety of family entertainment activities. As of December 31, 1998, the Company operated eight stand-alone ice rink facilities, managed 16 additional ice rink facilities and operated three Family Sports Supercenters.

     The Company has opened or acquired facilities at varying times over the past several years. As a result of changes in the number of facilities open from period to period, the seasonality of operations, the timing of acquisitions, the completion of the Company's initial public offering of Common Stock in November 1994 (the "Initial Public Offering"), the public offering of Common Stock in December 1995 (the "1995 Public Offering"), the public offering of Common Stock in July 1996 (the "1996 Offering"), the private placement of $115.0 million aggregate principal amount of the Notes in the fourth quarter of 1997 (the "Note Offering"), the public offering of Common Stock in July 1998 (the "1998 Offering") and the expansion of the Company's business to include ice rinks and Family Sports Supercenters, results of operations for any particular period may not be indicative of the results of operations in the future.

     Most of the Company's revenue from its golf centers are derived from selling tokens and debit cards for use in automated range-ball dispensing machines, pro shop merchandise sales, charging for rounds of miniature golf, golf lessons and management fees. The Company also derives revenue from its golf centers from food and beverage sales, video games and batting cages. The Company derives revenue from its golf courses from golf club membership fees, fees for rounds of golf and golf lessons, pro shop merchandise sales and from food and beverage sales at the clubhouses. The Company derives revenue from its ice rinks by renting the rinks to hockey leagues and teams and figure skaters, charging admission to its skating facilities for public skating, providing lessons through USFSA-certified instructors, skate equipment rentals and pro shop merchandise sales, as well as from food and beverage sales and video games. The Company derives revenue from its Family Sports Supercenters from substantially the same sources as described above. As a result of their greater size and number of attractions, the Company's Family Sports Supercenters are expected to generate significantly more revenue than individual golf centers, and are expected to generate a majority of their revenue in the first and fourth quarters of each calendar year.

     On June 30, 1998, the Company issued 1,384,735 shares of its Common Stock in exchange for all outstanding common stock, options and warrants of Eagle Quest. This exchange, which qualified as a tax-free reorganization for federal income tax purposes, has been accounted for as a pooling-of-interests combination and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the combined results of operations, financial position and cash flows of Eagle Quest (which was incorporated in February 1996) as though it had been a part of the Company since inception. Under the pooling-of-interests method, the assets and liabilities of Eagle Quest are carried at their historical amounts and the historical operating results of Eagle Quest are combined with those of Family Golf for all periods presented. All information presented below reflects such combination.

RESULTS OF OPERATIONS

     The following table sets forth selected operations data of the Company expressed as a percentage of total revenue (except for operating expenses which is expressed as a percentage of operating revenue and cost of merchandise sold which is expressed as a percentage of merchandise sales) for the periods indicated below:



                                                                             YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------
                                                                          1996         1997         1998
                                                                       ----------   ----------   ----------
Operating revenues .................................................       76.3%        74.8%        75.7%
Merchandise sales ..................................................       23.7         25.2         24.3
Total revenue ......................................................      100.0        100.0        100.0
Operating expenses .................................................       62.3         68.5         67.5
Cost of merchandise sold ...........................................       68.2         67.2         68.6
Selling, general and administrative expenses .......................       17.0         17.3          9.6
Merger, acquisition, integration and other related charges .........         --           --          6.3
Income from operations .............................................       19.3         14.5         16.3
Interest expense ...................................................       (1.3)        (5.3)        (9.3)
Other income .......................................................        7.7          2.3          1.6
Income before income taxes extraordinary item and cumulative effect
 of a change in accounting principle ...............................       25.7         11.5          8.6
Income tax expense .................................................       10.3          7.0          7.0
Income before extraordinary items and cumulative effect of a change
 in accounting principle ...........................................       15.4          4.5          1.6
Extraordinary item .................................................         --           --          4.0
Preopening expenses (net of tax effect) ............................         --           --          1.7
Net income (loss) ..................................................       15.4%         4.5%         4.1%

TWELVE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1997

     At varying times during 1998 and in 1997, the Company opened or acquired golf centers, ice rinks and family entertainment centers. Notably, the Company completed the acquisition of (i) MetroGolf, an owner and operator of eight golf centers, in February 1998; (ii) Eagle Quest, an owner and operator of 18 golf centers, in June 1998; (iii) Golden Bear, an owner and operator of 14 golf centers, in July 1998; and (iv) SkateNation, an owner and operator of six ice rink facilities and a manager of 16 ice rink facilities, in December 1998. As a result of these and other acquisitions, significant renovations to acquired facilities subsequent to their purchase by the Company and new facility openings, the comparison between 1998 and 1997 may not be meaningful.

     Total revenue for the twelve months ended December 31, 1998 was $122.2 million as compared to $73.0 million for the same period in 1997, an increase of $49.2 million (or 67.4%). Total revenue for the full year in 1998 of $122.2 million was comprised of $71.8 million in golf operating revenues, $20.7 million in non-golf operating revenues and $29.7 million of merchandise sales. Total revenue for 1997 of $73.0 million was comprised of $46.3 million in golf operating revenues, $8.3 million in non-golf operating revenues and $18.4 million in merchandise sales. The overall increase in revenue was attributable to having additional golf centers, ice rinks and Family Sports Supercenters in operation during the 1998 period, as well as an overall increase in revenue at those sites owned in both 1997 and 1998. Total revenue for the 38 golf centers operating for the full twelve months ended December 31, 1998 and 1997 increased 6.1% to $50.5 million in the 1998 period from $47.7 million in the 1997 period. The increase in revenue for these golf centers was primarily due to stronger merchandise and golf instruction sales and better winter weather conditions in the Northeast and Southeast regions, partially offset by adverse weather attributed to the El Nino effect on the West Coast. Revenue for the four golf centers operated by Eagle Quest for the full twelve month period decreased by 30.6%, while revenue for the 34 golf centers operated by Family Golf increased by 9.2%. The increase in non-golf revenue in 1998 from 1997 resulted primarily from an increase in the number of facilities owned or operated. Comparison of non-golf revenue between 1998 and 1997 may not be meaningful.

     Operating revenue, consisting of all sales except merchandise sales, amounted to $92.5 million for the twelve months ended December 31, 1998, as compared to $54.6 million for the comparable 1997 period, an increase of $37.9 million (69.4%). The increase in operating revenue was primarily attributable to having additional golf centers, ice rinks and Family Sports Supercenters in operation during the 1998 period, as well as an overall increase in revenue at those sites owned in both 1997 and 1998. Total operating revenue for the 38 golf centers operating for the full twelve months ended December 31, 1998 and 1997 increased 2.9% to $30.6 million in the 1998 period from $29.5 million in the 1997 period. Operating revenue for the four Eagle Quest golf centers decreased by 15.3% while operating revenue for the 34 Family Golf centers increased by 4.1%. Non-golf revenue from the Company's Family Sports Supercenters and ice rinks totaled $21.4 million for the twelve months ended December 31, 1998 and $8.3 million in the comparable 1997 period.

     Merchandise sales, consisting of golf clubs, balls, bags, gloves, videos, apparel and related accessories, amounted to $29.7 million for the twelve months ended December 31, 1998 as compared to $18.4 million for the comparable 1997 period, an increase of $11.3 million (or 61.2%). The increase in merchandise sales was primarily due to having additional golf centers, ice rinks, and Family Sports Supercenters in operation during the 1998 period, as well as an overall increase in revenue at those sites owned in both 1997 and 1998. Total merchandise sales for the 38 golf centers operating for the full twelve months ended December 31, 1998 and 1997 increased 12.2% to $18.3 million in the 1998 period from $12.5 million in the 1997 period, due to the increased emphasis placed by the Company on improving pro shop sales, improved purchasing procedures and increased promotion. Merchandise sales for the four Eagle Quest golf centers decreased by 46.7% primarily due to lack of pro shop inventory in the first half of 1998 as a result of Eagle Quest's working capital shortage. Merchandise sales for the 34 Family Golf centers increased by 19.7% for the twelve month period ended December 31, 1998.

     Operating expenses, consisting of operating wages and employee costs, land rent, depreciation of golf driving range facilities and equipment, utilities and all facility operating costs, increased to $62.5 million (67.5% of operating revenue) in the 1998 period from $37.4 million (68.5% of operating revenue) in the 1997 period, an increase of $25.1 million (67.0%). The increase in operating expenses was primarily due to the operating costs of locations that were operated by the Company during the 1998 period which were not owned in the 1997 period.

     The cost of merchandise sold increased to $20.3 million (68.6% of merchandise sales) in the 1998 period from $12.4 million (67.2% of merchandise sales) in the comparable 1997 period. The overall increase in the cost of merchandise sold of $7.9 million (64.4%) was primarily due to the higher level of merchandise sales. The increase in cost of merchandise sold as a percentage of merchandise sales is primarily due to the higher cost of goods sold at the Eagle Quest locations in 1997.

     Selling, general and administrative expenses for the twelve months ended December 31, 1998 amounted to $11.7 million (9.6% of total revenue) compared to $12.6 million (17.3% of total revenue) in 1997, a decrease of $900,000. The decrease in selling, general and administrative expenses from 1997 to 1998 and as expressed as a percentage of total revenue was a result of the elimination of duplicative overhead expenses at Eagle Quest and due to the substantial increase in revenues and a relatively low corresponding incremental increase in certain selling, general and administrative costs at Family Golf.

     The Company incurred $7.8 million (6.3% of total revenue) of merger, acquisition, integration and other related charges relating to the acquisition of Eagle Quest by the Company on June 30, 1998. Included in these costs were:
$3.7 million of fees and professional expenses, $1.4 million of severance and compensation expenses, $2.7 million of costs related to the integration of Eagle Quest sites and other write-offs.

     Interest expense increased to $11.3 million for the twelve months ended December 31, 1998 from $3.9 million in the comparable 1997 period. Other income, primarily interest income, increased to $1.9 million in the 1998 period from $1.7 million in the 1997 period. The increase in interest expense was primarily due to the increase in debt in 1998 from the sale of $115.0 million of the Notes in October 1997 and indebtedness incurred in 1998 in conjunction with the acquisitions of MetroGolf, Eagle Quest, Golden Bear and SkateNation.

     Excluding the merger, acquisition, integration and other related expenses, the Company had operating income of $27.7 million for the twelve months ended December 31, 1998, as compared to operating income of $10.6 million in the comparable 1997 period. Inclusive of the acquisition related charges, income before income taxes, extraordinary item and cumulative effect of a change in accounting principle for the twelve months ended December 31, 1998 was $10.5 million. Earnings before income taxes, extraordinary item and cumulative effect of change in accounting principle, excluding merger, acquisition, integration and other related expenses, for the twelve months ended December 31, 1998 amounted to $18.3 million, as compared to $8.4 million in the comparable 1997 period.

     In the third quarter of 1998, the Company incurred a loss on the extinguishment of debt and recorded an extraordinary item of $4.9 million. The extraordinary charge consisted principally of the write-off of debt discounts, loan acquisition costs and prepayment penalties incurred.

     In the third quarter of 1998, the Company adopted SOP 98-5 effective as of January 1, 1998 and recorded a cumulative effect of a change in accounting principle amounting to a charge of $2.0 million (net of tax effect). The change relates to the treatment of pre-opening costs associated with newly developed facilities.


TWELVE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1996

     Results for the twelve months ended December 31, 1997 reflect the operations of 31 golf centers for the full period and eight golf centers that underwent significant renovation during 1997. The December 31, 1997 results also reflect the operation of an additional 31 golf centers built or acquired during the course of 1997. Results for the year ended December 31, 1996 reflect the operations of 14 golf centers for the full period, two of which underwent renovation for approximately one month and one of which underwent renovation for approximately two months of 1996. The December 31, 1996 results also reflect the operation of 25 golf centers built or acquired during 1996. As a result of the change in the number of golf centers open from period to period, the comparison between 1997 and 1996 may not necessarily be meaningful.

     Total revenue for the twelve months ended December 31, 1997 was $73.0 million as compared to $28.1 million for the same period in 1996, an increase of $44.9 million (160%). Total revenue for the 11 golf centers operating for the full December 31, 1997 and 1996 periods increased to $20.7 million from $15.8 million, an increase of $4.9 million (31%).

     Operating revenues were $54.6 million for 1997 as compared to $21.4 million for 1996, an increase of $33.2 million (155%). The overall increase in revenues was primarily attributable to having additional golf centers in operation during the 1997 period, as well as revenues from non-golf operations. Revenues from non-golf operations were $8.3 million during 1997. There were no revenues from non-golf operations in 1996.

     Merchandise sales were $18.4 million for 1997 as compared to $6.7 million for 1996. The increase in merchandise sales of $11.7 million (176%) was due to the contribution of new locations to the 1997 period and the continuing emphasis placed by the Company on improving pro shop sales, improved purchasing procedures and increased promotion.

     Operating expenses increased to $37.4 million (68% of operating revenues) in 1997 from $13.3 million (62% of operating revenues) in 1996. The overall increase of $24.1 million (180%) was primarily due to the operating costs of locations that were not open for all or part of 1996. The increase as a percentage of sales was due to a higher percentage of leased, as compared to owned, facilities during the 1997 period.

     The cost of merchandise sold increased to $12.4 million (67% of merchandise sales) in 1997 from $4.5 million (68% of merchandise sales) in 1996. The overall increase in this cost of $7.8 million (172%) was primarily due to the higher level of merchandise sales.

     Selling, general and administrative expenses in 1997 were $12.6 million (17% of total revenue) as compared to $4.8 million (17% of total revenue) in 1996, an increase of $7.9 million (165%). This increase was primarily due to an increase in corporate staff, advertising and other expenses resulting from the increased number of golf centers operating during 1997, as well as Eagle Quest's strategy of establishing an infrastructure to operate and manage sites in advance of the acquisition of such sites.

     Interest expense increased to $3.9 million in 1997 from $383,000 in 1996 primarily due to the debt associated with the LCI Acquisition in July 1997, the Convertible Note Offering in the fourth quarter of 1997 and a substantial increase in Eagle Quest's indebtedness. Other income, primarily interest income, decreased to $1.7 million in 1997 from $2.2 million in 1996. The decrease in other income is attributable to lower amounts of cash invested in short-term investments in 1997 as compared with 1996.

     The Company had income before income taxes of $8.4 million for 1997 as compared to $7.2 million in 1996. Net income after income taxes decreased to $3.3 million in 1997 as compared to $4.3 million in 1996. Effective income tax rates in both periods were high due to the inability to apply all of Eagle Quest's losses for such periods to offset taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had cash, cash equivalents and short-term investments of $21.6 million compared to $62.3 million at December 31, 1997. The decrease was due principally to the acquisition of 62 facilities, including those operated by MetroGolf, Eagle Quest and Golden Bear, and construction expenditures, partially offset by the proceeds of the 1998 Offering.

     The cash requirements of funding the Company's expansion have historically exceeded cash flow from operations. Accordingly, the Company has satisfied its capital needs primarily through equity and debt financings, as well as cash flow from operations. The Company continually explores raising additional capital through such means. However, there can be no assurance that such financing will be available in the future on terms acceptable to the Company or at all.

     The Company's outstanding indebtedness as of December 31, 1998, including the Notes and other indebtedness of $250.0 million, bears interest at fixed and variable rates currently ranging from 5.3% to 15.0% per annum. During the fourth quarter of 1997, the Company completed the $115 million Note Offering. The Notes mature on October 15, 2004 and bear interest at the rate of 5 3/4% per annum, payable semi-annually. The Notes are unsecured and subordinated to all present and future senior indebtedness (as defined in the Indenture) of the Company. The Notes are redeemable at the option of the Company at any time after October 15, 2000, in whole or in part, at declining premiums together with accrued and unpaid interest. The Notes are convertible at the option of the holder into Common Stock at any time prior to maturity, unless previously redeemed or repurchased, at a conversion price of $24.83 per share, subject to adjustment under certain circumstances. Upon a Change of Control (as defined in the Indenture), subject to certain conditions, each holder of Notes shall have the right, at the holder's option, to require the Company to repurchase such holder's Notes at a repurchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the Repurchase Date (as defined in the Indenture), if any.

     On December 2, 1998, Family Golf and a syndicate of banks led by The Chase Manhattan Bank ("Chase") entered into a two-year $100.0 million secured revolving credit facility (as amended, the "Credit Facility") which converts to a four-year term loan in December 2000. After conversion to the term loan, the loan is to be repaid in 16 substantially equal quarterly installments. The Company's obligations under the Credit Facility are secured by the pledge of the stock of most of the Company's subsidiaries and such subsidiaries have also guaranteed such obligations. At the time of each loan under the Credit Facility, the Company may choose between an interest rate based on the greater of (i) Chase's prime rate or the federal funds rate plus 0.5% per annum (the "Base Rate") plus 0.25% per annum or (ii) the London Interbank Offered Rate ("LIBOR"), plus between 1.50% and 2.75% per annum (depending on the Company's ratio of Consolidated Funded Debt to Consolidated EBITDA (as such terms are defined in the Credit Facility)). During the term loan, the interest rate will be increased by 0.5% per annum in the case of Base Rate loans and 0.25% per annum in the case of LIBOR loans. The Credit Facility contains certain restrictive covenants, including, among others, covenants limiting liens, indebtedness, acquisitions, asset sales, construction of new facilities, capital expenditures and investments and covenants requiring continued compliance with certain financial tests, including, among others, a net worth test and several financial ratios. Borrowings under the Credit Facility will be limited by the financial tests thereunder and there can be no assurance that all or a portion of the $100.0 million will be available when required by the Company. The Company may pay dividends as long as no event of default has occurred and is continuing. Included among the events of default are any Change of Control (as defined in the Credit Facility) of the Company. A portion of the proceeds of the Credit Facility were used to repay $42.7 million principal amount of indebtedness to Chase, which was outstanding as of September 30, 1998. As of December 31, 1998, $67.7 million was outstanding under the Credit Facility.

     In connection with the LCI Acquisition, Family Golf incurred term debt (the "Term Debt") to refinance LCI's existing indebtedness. The principal amount of the Term Debt ($10.7 million as of December 31, 1998) is being paid in monthly installments through August 2002. The Company has the same interest rate choices with respect to the Term Debt as it does with respect to the term loan under the Credit Facility and the Term Debt is subject to the same operational financial requirements. The indebtedness is secured by a mortgage lien upon the three parcels of real property leased by LCI.

     In March 1998, Family Golf entered into a loan agreement with Chinatrust Bank providing for a $10.0 million term loan secured by a mortgage on five of the Company's existing properties. The loan matures in April 2003 and bears interest at the prime rate less 1.0% during the drawdown period and at the prime rate during the paydown period. As of December 31, 1998, the Company had drawn down the full $10.0 million.

     On July 20, 1998, the Company entered into a loan agreement with ORIX USA Corporation ("ORIX") providing for a $10.0 million term loan, secured by a mortgage on five of the Company's existing properties. The loan matures in July 2003 and bears interest at either (i) the prime rate or (ii) LIBOR plus 2.25%. As a condition to obtaining this loan, ORIX required that the Company enter into an interest rate protection agreement. Accordingly, the Company entered into a Swap Transaction Agreement with Chase, on July 20, 1998, which, in effect, fixes the LIBOR rate under the Term Loan Agreement at 5.93%. In the event LIBOR exceeds such fixed rate, Chase is required to pay such excess to the Company, and in the event that LIBOR is less than such fixed rate, the Company is required to pay Chase such difference. As of December 31, 1998, $10 million was outstanding under the Orix loan.

     On December 2, 1998, the Company acquired SkateNation for $28.9 million (consisting of $17.0 million of cash and $11.9 million of indebtedness), subject to certain adjustments. Such indebtedness is described below.

     SkateNation, SkateNation of Piney Orchard ("Piney Orchard"), SkateNation of Prince William ("Prince William"), SkateNation of Richmond South ("Richmond South") and SkateNation of Richmond West ("Richmond West") are borrowers and guarantors under a Master Loan Agreement with NationsBank N.A. ("NationsBank"), dated October 1, 1997 (the "NationsBank Loan Agreement"). This agreement encompasses four term loans, each secured by the guarantee of, and cross-defaulted to, the loan to each of SkateNation, Piney Orchard, Prince William, Richmond South and Richmond West. The outstanding indebtedness under the NationsBank Loan Agreement is evidenced by four promissory notes each of which (i) bears interest at LIBOR plus the Applicable Margin (as defined in the NationsBank Loan Agreement) and (ii) is payable, plus accrued interest, in monthly installments commencing in November 1997 and ending in March 2001. As of December 31, 1998, the outstanding principal and accrued and unpaid interest owed under the promissory notes was as follows: (i) approximately $1.4 million by Piney Orchard; (ii) approximately $2.7 million by Prince William; (iii) approximately $1.8 million by Richmond South; and (iv) approximately $2.5 million by Richmond West. Pursuant to the terms of the NationsBank Loan Agreement, NationsBank has a first priority security interest and deed and trust lien on all the assets of Piney Orchard, Prince William, Richmond South and Richmond West. As a result of the SkateNation Acquisition, NationsBank was entitled to accelerate the maturity of the loans. NationsBank has given the Company a temporary waiver, expiring June 30, 1999, and the parties are currently negotiating an amendment to the NationsBank Loan Agreement to restructure the covenants and keep the loans in place until their originally scheduled maturity.

     International Skating Center of Connecticut, LLC, a wholly-owned subsidiary of SkateNation ("ISCC"), is obligated under a Mortgage Loan and Security Agreement, dated August 9, 1996 (the "Fleet Loan Agreement") by and between Fleet National Bank and ISCC. As of December 31, 1998, the aggregate principal and accrued and unpaid interest on the original $3.6 million mortgage note was approximately $3.1 million, which is payable in monthly installments ending in August 2001 and bears interest at 8.5%. Pursuant to the terms of the Fleet Loan Agreement, Fleet National Bank has a first priority security interest and lien on the assets of ISCC, has obtained a leasehold mortgage on ISCC's leasehold interests, and has received a pledge of ISCC's depository account.

     In connection with the purchase of ISCC, ISCC executed a purchase money note in favor of World Skate, LLC in the amount of $200,000 secured by an open-end leasehold mortgage deed, assignment of subleases and security agreement (the "PM Loan"). As of December 31, 1998, the outstanding principal and accrued and unpaid interest under the PM Loan was approximately $201,000.

     The Company anticipates making substantial additional expenditures in connection with the acquisition and operation of new facilities and capital improvements to existing facilities. Facility opening expenditures primarily relate to projected facility construction and opening costs, associated marketing activities and the addition of personnel. In many cases, the Company acquires, rather than leases, the land on which its facilities are located, which entails additional expenditures. Based on the Company's experience with its existing golf centers, the Company believes that the cost of opening or acquiring a golf center generally ranges from approximately $1.0 million to $4.0 million (exclusive of land costs). The Company also intends to acquire or construct additional ice rink facilities and Family Sports Supercenters which, on a per facility basis, are expected to cost more than the Company's golf centers. The Company believes that the cost of opening or acquiring ice rink facilities will range from approximately $2.0 million to $6.0 million (exclusive of land costs) and the cost of opening or acquiring Family Sports Supercenters will range from $10.0 to $14.0 million (exclusive of land costs). However, there can be no assurance that facility opening or acquisition costs will not exceed the amounts estimated above. Facility opening and acquisition costs vary substantially depending on the location and status of the acquired property (i.e. whether significant improvements are necessary) and whether the Company acquires or leases the related land. Land acquisition costs vary substantially depending on a number of factors, principally location. To the extent that the Company acquires any golf courses, the Company may be required to make capital improvements to these courses, depending upon the location and status of the acquired property. The cost of facility acquisition depends, to a large extent, upon the price of the land and may substantially exceed the anticipated cost of facility acquisitions.

EFFECT OF RECENTLY ACQUIRED FACILITIES

     After giving effect on a pro forma basis to certain acquisitions consummated after January 1, 1998 as if they had occurred on January 1, 1998, the Company would have had a net loss of approximately $9.9 million (as compared to a net loss of $5.0 million on a historical basis) for the year ended December 31, 1998 and a net loss of $10.6 million (as compared to net income of $3.3 million) for the twelve months ended December 31, 1997. Although newly acquired facilities have adversely affected income on a pro forma basis in the past and may adversely affect income on a pro forma basis in the future, the Company believes that it will be able to enhance the performance of such facilities by adding amenities and other improvements and centralizing key functions as described in "Business -- Business Strategy." There can be no assurance, however, that the Company will be able to improve the performance of newly-acquired facilities, and, in this connection, the recently acquired Eagle Quest and Golden Bear facilities.

SEASONALITY

     Historically, the second and third quarters of the calendar year have accounted for a greater portion of the Company's operating income than have the first and fourth quarters of the year. This is primarily due to an outdoor playing season limited by inclement weather. Although most of the Company's facilities are designed to be all-weather, portions of the facilities, such as miniature golf courses which are outdoors, tend to be vulnerable to weather conditions. One of the Company's golf centers and one golf course are closed during a portion of the winter. Also, golfers are less inclined to practice when weather conditions limit their ability to play golf on outdoor courses. Since August 1995, the Company has acquired golf centers in various locations where inclement weather may not limit the outdoor playing season as much as such weather limits the outdoor playing season at the Company's golf facilities in less temperate climates. In addition, the ice rink facilities and the Family Sports Supercenters are expected to generate a substantial portion of their revenues in the first and fourth quarters of the calendar year and, accordingly, may partially offset such seasonality. The timing of new facility acquisitions and openings may cause the Company's results of operations to vary significantly from quarter to quarter. Accordingly, period to period comparisons are not necessarily meaningful and should not be relied on as indicative of future results.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Post Retirement Benefits." These statements are effective for fiscal years beginning after December 15, 1997. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the financial statements and measure those instruments at fair value. The statement also establishes accounting and reporting standards for hedging activities. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted in any fiscal quarter beginning after June 1998. In October 1998, the Financial Accounting Standards Board issued SFAS No. 134 "Accounting for Mortgage-Backed Securities, Retained after the Securitization of Mortgage Loans Held for sale by a Mortgage Banking Enterprise," amending previously issued SFAS No. 65, effective for the fiscal quarter beginning after December 15, 1998. The Company believes that the above pronouncements either are not applicable or will not have a significant effect on the information presented in the financial statements.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP"). The SOP is effective for financial statements for fiscal years beginning after December 15, 1998 with earlier application allowable in fiscal years for which annual statements have not been issued. The effects of the initial application of this SOP will be reported as the cumulative effect of a change in accounting principles. The Company adopted the SOP in the third quarter of 1998 effective as of January 1, 1998. The cumulative effect of the change in accounting principles resulted in a charge of $2.0 million, net of related tax benefit.

INFLATION

     There was no significant impact on the Company's operations as a result of inflation during 1996, 1997 or 1998.

YEAR 2000 ISSUES

     In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that certain statements contained in the following discussion concerning the change over to the year 2000 are forward-looking in nature and are subject to many risks and uncertainties. These forward-looking statements include such matters as the Company's projected state of readiness, the Company's projected cost of remediation, the expected date of completion of each program or phase and the expected contingency plans associated with any worst case scenarios. Such statements also constitute "year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

     The year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations leading to disruptions in the Company's activities and operations.

     The Company has formed a project team, comprised of the Company's management information services staff, to identify and correct Year 2000 compliance issues for the Company's information technology ("IT") systems as well as the non-IT systems such as fire and burglar alarms, irrigation systems and time clocks. The project team has been charged with the responsibility of investigating and remediating any and all problems associated with the millennium bug. All systems that are not compliant will be either modified or replaced as is necessary, although since a majority of the Company's systems are industry standard software systems which are year 2000 compliant, the Company does not expect that significant modification or replacement will be necessary.

     Although there can be no assurance, the total projected cost associated with the Company's year 2000 program is not expected to be material to the Company's financial position, results of operations or cash flows. The total cost for the project (excluding internal payroll costs) is currently expected to approximate $100,000 to $175,000, which is being funded with the Company's working capital. As of December 31, 1998, the Company had incurred approximately $25,000 relating to its year 2000 compliance project.

     The project team has defined a four-phase approach to determining the year 2000 readiness of the Company's systems, software and equipment. Phase I, Inventory Assessment, involves the inventory of all systems, software and equipment and the identification of any year 2000 issues. This phase is complete. Phase II, Remediation, involves repairing, upgrading and/or replacing any non-compliant equipment and systems. The Company has already begun replacing its older IBM systems with year 2000 compliant Windows (Registered Trademark) based systems as part of the Company's plans to upgrade its point-of-sales merchandise control systems. The Company expects to adjust rather than replace its non-IT systems to perform properly in the year 2000 and thereafter. Phase III, Testing, involves testing the Company's systems, software, and equipment for year 2000 readiness, or in certain cases, relying on test results provided to the Company from suppliers. The project team has commenced testing of the Company's most critical software programs to ensure year 2000 compliance and has begun contacting all major suppliers to review year 2000 compliance issues of their products. By May 1, 1999, the Company intends to engage an independent consultant to verify and validate the state of readiness of the Company's systems. Phase IV, Implementation and Completion, involves placing compliant systems, software and equipment into production or service and implementing all necessary contingency plans. In the event that any program or system fails system readiness testing, the Company will rely on its contingency plans to alleviate the year 2000 issues. These contingency plans will include, but will not be limited to, development of backup and recovery procedures, remediation of existing systems in parallel with the installation of new systems, replacement with temporary manual processes and identification of alternative suppliers.

     As of December 31, 1998, the Company's overall progress by phase for all IT and non-IT systems was as follows:




                                                                              TARGET
PHASE                                                PERCENT COMPLETE     COMPLETION DATE
-------------------------------------------------   ------------------   ----------------
Phase I--Inventory Assessment ...................          100%            Complete
Phase II--Remediation ...........................           95%            May 1, 1999
Phase III--Testing ..............................           80%            May 15, 1999
Phase IV--Implementation and Completion .........           75%            June 30, 1999

     The completion dates set forth above are based on the Company's current expectations. However, due to the uncertainties inherent in year 2000 remediation, no assurance can be given as to whether such projects will be completed on such dates.

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

     The financial impact of any or all of the above worst-case scenarios has not been and cannot be estimated by the Company due to the numerous uncertainties and variables associated with such scenarios. Management believes, however, that its year 2000 program will significantly reduce the Company's risks associated with the change over to the year 2000.

     At the present time the Company has not deferred any IT projects nor does it anticipate that such a deferral will be necessary as a result of its year 2000 efforts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has entered into three interest rate protection agreements covering approximately $22 million in outstanding indebtedness. Such agreements permit the Company to achieve fixed rates of interest in lieu of variable rates of interest.

ITEM 8. FINANCIAL STATEMENTS


     The financial statements of the Company are included herein commencing on page F-1 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE


   None.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


     The following table sets forth certain information concerning the executive officers and directors of the Company.




NAME                                    AGE    POSITION
------------------------------------   -----   ---------------------------------------------------------
Dominic Chang ......................     49    Chairman of the Board and Chief Executive Officer
James Ganley .......................     62    Director
Jimmy C.M. Hsu .....................     49    Director
Krishnan P. Thampi .................     50    President, Chief Operating Officer, Assistant Secretary,
                                               Treasurer and Director
Yupin Wang .........................     66    Director
Jeffrey C. Key .....................     33    Chief Financial Officer
Richard W. Hasslinger ..............     48    Senior Vice President
Robert J. Krause ...................     53    Senior Vice President
William A. Schickler, III ..........     50    Senior Vice President
Pamela S. Charles ..................     36    Vice President, Secretary and General Counsel
Garrett J. Kelleher ................     62    Vice President -- Finance
Rodger P. Potocki ..................     55    Vice President -- Regional Manager
Margaret M. Santorufo ..............     33    Controller

     Dominic Chang has been the Chairman of the Board and Chief Executive officer of the Company and its predecessors since 1991. Prior to March 1998, Mr. Chang also held the title of President. Mr. Chang is currently serving as a director of the National Golf Foundation and Stonybrook University Foundation. He is also a member of the Metropolitan Regional Advisory Board of The Chase Manhattan Corporation. From 1989 to 1992, Mr. Chang was a Senior Vice President and Sector Executive for Corporate Real Estate and General Services for The Bank of New York. He was responsible for the acquisition, management and disposition of The Bank of New York's properties worldwide, facilities design and construction, security and centralized administrative services. Mr. Chang previously had over 15 years banking experience with Bankers Trust and Irving Trust Company. He has a Masters Degree in Industrial Engineering from New York University and a Bachelors Degree from the State University of New York at Stonybrook.

     James Ganley has been a director of the Company since 1994. From October 1988 until his retirement in 1990, Mr. Ganley was a Senior Executive Vice President of The Bank of New York. Mr. Ganley was a member of the Senior Management Steering Committee at The Bank of New York and was directly responsible for the mergers of the systems, products and operations of The Bank of New York with Irving Trust Company. Prior to 1988, Mr. Ganley had held various executive positions at Irving Trust Company and was Group Executive responsible for Banking Operations activities, which comprised 13 divisions. He was also a member of Irving Trust Company and was Group Executive responsible for Banking Operation activities, which comprised 13 divisions. He was also a member of Irving Trust Company's Senior Executive Management Committee. Mr. Ganley received a Bachelors Degree in Economics from New York University and was a participant in Harvard University's program for management development.

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

     Krishnan P. Thampi is the President, Chief Operating Officer, Assistant Secretary, Treasurer and a director of the Company. Prior to March 1998 and since 1992, Mr. Thampi was the Chief Financial Officer, Chief Operating Officer, Executive Vice President, Assistant Secretary and Treasurer of the Company and its predecessors. He became a director of the Company in 1994. From 1989 to 1992, he was a Senior Vice President for Administrative Services at The Bank of New York. From 1988 to 1989, he was a Senior Vice President for Systems Services at Irving Trust Company. He also performed controller and personnel management functions while at Irving Trust Company. Mr. Thampi has a Masters Degree in Business Administration from Columbia University and a Bachelors Degree in Engineering from McGill University.

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

     Jeffrey C. Key joined the Company as Chief Financial Officer in March 1998. From July 1995 to March 1998, Mr. Key worked in the investment banking department of Jefferies & Company, Inc., most recently as senior vice president, corporate finance. From January 1993 to July 1995, Mr. Key was employed by Fahnestock & Co. Inc. in its investment banking group and from June 1989 until January 1993 he was in the credit analysis department of Security Pacific National Bank. During his employment as an investment banker, Mr. Key concentrated on working with rapidly growing middle market companies. Mr. Key holds a Bachelors Degree in Business Administration from the University of Colorado.

     Richard W. Hasslinger joined the Company's predecessor in November 1992 as a Site Manager and has been a Senior Vice President of the Company since January 1995. From May 1992 to November 1992, he served as a consultant to the Company. From May 1988 until May 1992, he was Vice President and Division Head for Facilities Management at The Bank of New York. His responsibilities there included leasing and acquisitions, design and construction, and property management. From 1973 to 1988, he managed several operational activities at Irving Trust Company. Mr. Hasslinger has a Bachelors Degree in Business Administration from Hope College.

     Robert J. Krause joined the Company's predecessor in June 1993 and served as a Site Manager until January 1995, when he became a Senior Vice President of the Company. From 1983 to 1993, Mr. Krause was Vice President of Administrative Services for The Bank of New York. From 1978 to 1983, he held product development, marketing and strategic planning responsibilities at Irving Trust Company. Mr. Krause has a Bachelors Degree in Electrical Engineering from the University of Oklahoma.

     William A. Schickler, III is a Senior Vice President of the Company where he has been responsible for the Company's operations in the West Coast Region since 1992. Previously, Mr. Schickler was a founding general partner with The Waterford Group, a partnership involved in the development and marketing of golf course related real estate projects. Mr. Schickler is a certified public accountant and holds a Bachelors Degree in Business Administration.

     Pamela S. Charles joined the Company as Vice President, Secretary and General Counsel in January 1997. From February 1994 until January 1997, she was associated with the law firm of Squadron, Ellenoff, Plesent & Sheinfeld, LLP where she specialized in federal securities law, mergers and acquisitions. From 1987 to 1994, Ms. Charles was associated with the law firm of Schulte, Roth & Zabel. Ms. Charles received her law degree from Hofstra University of Law and holds a Bachelors Degree from the State University of New York at Binghamton.

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

     There are no family relationships among any of the directors or executive officers of the Company. The Company's executive officers serve in such capacity at the pleasure of the Board of Directors.

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and the other equity securities of the Company. Officers, directors, and persons who beneficially own more than ten percent of a registered class of the Company's equities are required by the regulations of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with; except two reports were filed late, one each by Messrs. Wang and Key.

ITEM 11. EXECUTIVE COMPENSATION

     All share and per share numbers included herein have been retroactively adjusted to give effect to a three-for-two stock split in the form of a stock dividend which was paid on May 4, 1998 to holders of record as of April 20, 1998.

     The following table sets forth the annual and long-term compensation for services in all capacities paid to Dominic Chang, the Company's Chairman of the Board and Chief Executive Officer, Krishnan P. Thampi, the Company's President, Chief Operating Officer, Assistant Secretary, Treasurer and Director, Jeffrey
C. Key, the Chief Financial Officer, Pamela S. Charles, a Vice President, Secretary and General Counsel and William A. Schickler, a Senior Vice President (the "Named Executives") during 1996, 1997 and 1998.

                          SUMMARY COMPENSATION TABLE




                                           ANNUAL COMPENSATION
                             ------------------------------------------------
NAME AND
PRINCIPAL                                                    OTHER ANNUAL
POSITION                      YEAR     SALARY    BONUS       COMPENSATION
---------------------------- ------ ----------- ------- ---------------------
Dominic Chang,               1998    $175,000   --             $12,000(1)
 Chairman of the Board and   1997    $140,000   --             $ 9,000(1)
 Chief Executive Officer     1996    $120,000   --             $ 9,000(1)(2)
Krishnan P. Thampi,          1998    $150,000                  $ 7,200(1)
 President,                  1997    $120,000   --             $ 7,200(1)
 Chief Operating Officer,    1996    $100,000   --             $ 7,200(1)
 Treasurer and Director
Jeffrey C. Key,              1998    $130,000   --                  --
 Chief Financial Officer     1997          --   --                  --
                             1996          --   --                  --
Pamela S. Charles            1998    $110,000   --             $ 4,800(1)
 Vice President,             1997    $ 95,000   --             $ 4,800(1)
 Secretary and               1996          --   --                  --
 General Counsel
William A. Schickler, III    1998    $100,000   --             $ 4,800(1)
 Senior Vice President       1997    $ 99,000   --             $ 4,800(1)
                             1996    $ 99,000   --             $ 4,800(1)



                                             LONG-TERM COMPENSATION
                             -------------------------------------------------------
                                                             LONG-TERM
NAME AND                         RESTRICTED     SECURITIES   INCENTIVE
PRINCIPAL                          STOCK        UNDERLYING     PLAN      ALL OTHER
POSITION                           AWARDS         OPTIONS     PAYOUTS   COMPENSATION
---------------------------- ----------------- ------------ ---------- -------------
Dominic Chang,                        --             --
 Chairman of the Board and            --             --          --          --
 Chief Executive Officer              --             --          --          --
Krishnan P. Thampi,                   --(3)      30,000
 President,                           --         90,132          --          --
 Chief Operating Officer,             --        127,500          --          --
 Treasurer and Director
Jeffrey C. Key,                 $534,375(4)     110,000          --          --
 Chief Financial Officer              --             --          --          --
                                      --             --          --          --
Pamela S. Charles               $ 36,986(5)      15,000          --          --
 Vice President,                      --         22,500          --          --
 Secretary and                        --         30,000          --          --
 General Counsel
William A. Schickler, III       $ 73,971(6)      15,000          --          --
 Senior Vice President                --         20,250          --          --
                                      --         67,500          --          --

----------
(1)   Includes amounts paid to lease an automobile.

(2) Does not include $650,000 earned by Mr. Chang as a contingent purchase price relating to the purchase by the Company in November 1995 of the Practice Tee, Inc.

(3) A restricted stock award of 170,250 shares of Common Stock was granted in December 1998 which award was terminated in February 1999.

(4) Represents a restricted stock award of 22,500 shares of Common Stock granted in March 1998 which award vests in three equal installments in March 1999, 2000 and 2001. A restricted stock award of 25,000 shares of Common Stock was granted in December 1998 which award was terminated in February 1999.

(5) Represents a restricted stock award of 2,250 shares of Common Stock granted in December 1998 of which 1,500 shares vest in January 1999 and 750 shares vest in January 2000.

(6) Represents a restricted stock award of 4,500 shares of Common Stock granted in December 1998 which award vests in three equal installments in January 1999, 2000 and 2001.



     The following table sets forth certain information concerning options granted to the Named Executives during the fiscal year ended December 31, 1998. No options were granted to Mr. Chang during the fiscal year ended December 31, 1998.





                                                                                                 POTENTIAL REALIZABLE
                                                                                                   VALUE AT ASSUMED
                                                                                                 ANNUAL RATES OF STOCK
                                             OPTION GRANTS IN LAST FISCAL YEAR                   PRICE APPRECIATED FOR
                                                   INDIVIDUAL GRANTS (1)                              OPTION TERM
                            ------------------------------------------------------------------- -----------------------
                                                   PERCENT OF
                                  NUMBER OF       TOTAL OPTIONS
                                 SECURITIES        GRANTED TO    EXERCISE OR
                             UNDERLYING OPTIONS   EMPLOYEES IN   BASE PRICE
NAME                             GRANTED (1)       FISCAL YEAR    ($/SHARE)    EXPIRATION DATE     5%($)       10%($)
--------------------------- -------------------- -------------- ------------ ------------------ ----------- -----------
Krishnan P. Thampi          30,000               4%               $12.125     October 12, 2008    $258,360    $288,000
Jeffrey C. Key              90,000              12%               $23.750       March 16, 2008           0           0
                            20,000               3%               $12.125     October 12, 2008    $172,240    $192,000
Pamela S. Charles           15,000               2%               $12.125     October 12, 2008    $129,180    $144,000
William A. Schickler, III   15,000               2%               $12.125     October 12, 2008    $129,180    $144,000

(1) All options were granted pursuant to the 1998 Stock Option and Award Plan with the exception of the 90,000 options granted to Mr. Key which were granted under the Company's 1997 Stock Incentive Plan.

AGGREGATED OPTION EXERCISES DURING THE FISCAL YEAR ENDED DECEMBER 31, 1998 AND FISCAL YEAR END OPTION VALUES.

     The following table sets forth certain information concerning each exercise of stock options during the last completed fiscal year by each Named Executive and the number and value of securities underlying exercisable and unexercisable stock options as of the fiscal year ended December 31, 1998 held by each Named Executive.


     OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES





                                                                  NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                                 UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                                               OPTIONS AT FISCAL YEAR END        AT FISCAL YEAR END
                             SHARES ACQUIRED   VALUE REALIZED ----------------------------- ----------------------------
NAME                         ON EXERCISE (#)        ($)        EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
--------------------------- ----------------- --------------- ------------- --------------- ------------- --------------
Dominic Chang                          0               --         15,000             --      $  228,750            --
Krishnan P. Thampi                     0               --        212,544        132,588      $1,965,684      $699,769
Jeffrey C. Key                         0               --          6,000        110,000      $   37,500             0
Pamela S. Charles                 10,000          $81,679         17,500         40,000      $   30,625      $267,225
William A. Schickler, III              0               --         89,250         51,000      $  656,148      $266,420

     The following table sets forth certain information concerning the grant of restricted stock to each of the Named Executives during the fiscal year ended December 31, 1998. No restricted stock was granted to Mr. Chang during the fiscal year ended December 31, 1998.


                       LONG-TERM INCENTIVE PLANS--AWARDS
                              IN LAST FISCAL YEAR



                                           NUMBER OF SHARES,          PERFORMANCE OR
                                         UNITS OR OTHER RIGHTS      OTHER PERIOD UNTIL
                 NAME                             (#)              MATURATION OR PAYOUT
                 ----                    ---------------------     --------------------
  Krishnan Thampi ...................                --(1)             January 2001
  Jeffrey C. Key ....................            22,500(2)(3)            March 2002
  Pamela S. Charles .................             2,250(4)             January 2000
  William A. Schickler, III .........             4,500(5)             January 2001


----------
(1) A restricted stock award of 170,250 shares of Common Stock was granted in December 1998 which award was terminated in February 1999.

(2) A restricted stock award of 22,500 shares of Common Stock was granted in March 1998 which award vests in three equal installments in March 1999, 2000 and 2001. Such award is subject to forfeiture in the event the Named Executive's employment relationship with the Company terminates prior to vesting.

(3) A restricted stock award of 25,000 shares of Common Stock was granted in December 1998 which award was terminated in February 1999.

(4) A restricted stock award of 2,250 shares of Common Stock was granted in December 1998 of which 1,500 shares vest in January 1999 and 750 shares vest in January 2000. Such award is subject to forfeiture in the event the Named Executive's employment relationship with the Company terminates prior to vesting.

(5) A restricted stock award of 4,500 shares of Common Stock was granted in December 1998 which award vests in three equal installments in January 1999, 2000 and 2001. Such award is subject to forfeiture in the event the Named Executive's employment relationship with the Company terminates prior to vesting.


STOCK OPTION AND AWARD PLANS

     On July 19, 1994, the Board of Directors of the Company and stockholders of the Company adopted the Company's 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan provides for the grant of options to purchase up to 450,000 shares of Common Stock to employees, officers, directors and consultants of the

Company. Options may be either "incentive stock options" within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified options. Incentive stock options may be granted only to employees of the Company, while non-qualified options may be issued to non-employees directors, consultants and others, as well as to employees of the Company. On March 6, 1996 the Board of Directors of the Company adopted, and on June 7, 1996, the stockholders approved, the Company's 1996 Stock Incentive Plan (the "1996 Plan"). The 1996 Plan is identical to the 1994 Plan, except that the 1996 Plan provided (i) for the grant of options to purchase up to 750,000 shares of Common Stock and (ii) an automatic grant of non-qualified stock options to purchase 15,000 shares to each non-employee director upon his election or appointment to the Board of Directors and annual grants (commencing on the date the 1996 Plan was approved by stockholders) to each non-employee director of non-qualified stock options to purchase 15,000 shares of Common Stock at the fair market value of the Common Stock on the date of the grant. On April 25, 1997, the Board of Directors of the Company adopted, and on June 24, 1997 the stockholders approved, the Company's 1997 Stock Incentive Plan (the "1997 Plan"). The 1997 Plan is identical to the 1996 Plan. On April 23, 1998, the Board of Directors of the Company adopted, and on June 26, 1998 the stockholders approved, the Company's 1998 Stock Option and Award Plan (the "1998 Plan"). The 1998 Plan is identical to the 1997 Plan except that (i) it provides for the grant of stock awards (either outright or for a price determined) as well as options, (ii) it provides for grants of stock awards and options for up to 1,5000,000 shares of Common Stock to those employees, officers, directors, consultants or other individuals or entities eligible under the 1998 Plan to receive stock awards or options (each, a "Plan Participant") and (iii) no Plan Participant may receive more than an aggregate of 500,000 shares of Common Stock by grant of options and/or stock awards during the term of the 1998 Plan.

     The 1994 Plan, the 1996 Plan, the 1997 Plan and the 1998 Plan (collectively, the "Plans") are administered by the Stock Option and Award Committee, which determines, among other things, those individuals who receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock issuable upon the exercise of each option and the option exercise price. The 1994 Plan also provided for an automatic grant of non-qualified stock options to purchase 7,500 shares of Common Stock to each non-employee director upon his election or appointment to the Board of Directors and annual grants of non-qualified stock options to purchase 3,000 shares of Common Stock at the fair market value of the Common Stock on the date of such grant. Effective on June 7, 1996, such automatic grants ceased and were replaced by the automatic grants under the 1996 Plan consisting of an automatic grant of non-qualified stock options to purchase 15,000 shares of Common Stock to each non-employee director upon his or her election or appointment to the Board of Directors and annual grants of non-qualified stock options to purchase 15,000 shares of Common Stock at the fair market value on the date of such grant. Effective upon the exhaustion of all options authorized under the 1996 Plan, such automatic grants ceased and were replaced by the automatic grants under the 1997 Plan consisting of an automatic grant of non-qualified stock options to purchase 15,000 shares of Common Stock to each non-employee director upon his or her election or appointment to the Board of Directors and annual grants of non-qualified stock options to purchase 15,000 shares of Common Stock at the fair market value on the date of such grant. Effective upon the exhaustion of all options authorized under the 1997 Plan, such automatic grants will cease and will be replaced by automatic grants under the 1998 Plan consisting of an automatic grant of non-qualified stock options to purchase 15,000 shares of Common Stock to each non-employee director upon his or her election or appointment to the Board of Directors and annual grants of non-qualified stock options to purchase 15,000 shares of Common Stock at the fair market value on the date of such grant.

     The exercise price per share of Common Stock subject to an incentive stock option may not be less than the fair market value per share of Common Stock on the date the option is granted. The per share exercise price of the Common Stock subject to a non-qualified option may be established by the Board of Directors. The aggregate fair market value (determined as of the date the option is granted) of Common Stock for which any person may be granted incentive stock options which first become exercisable in any calendar year may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to such person, 10% or more of the total combined voting power of all classes of stock of the Company (a "10% Stockholder") shall be eligible to receive any incentive stock options under the Plans, unless the exercise price is at least 110% of the fair market value of the shares of Common Stock subject to the option, determined on the date of grant. Non-qualified options are not subject to such limitation.

     No stock option may be transferred by a Plan Participant other than by will or the laws of descent and distribution, and, during the lifetime of a Plan Participant, the option will be exercisable only by the Plan Participant. In the event of termination of employment other than by death or disability, the Plan Participant will have no more than three months after such termination during which the Plan Participant shall be entitled to exercise the option, unless otherwise determined by the Stock Option and Award Committee. Upon termination of employment of a Plan Participant by reason of death or permanent disability, such Plan Participant's options remain exercisable for one year thereafter to the extent such options were exercisable on the date of such termination.

     Options under the Plans must be issued within 10 years from their respective effective dates which is July 19, 1994 in the case of the 1994 Plan, June 7, 1996 in the case of the 1996 Plan, April 25, 1997 in the case of the 1997 Plan, and April 23, 1998 in the case of the 1998 Plan. Incentive stock options granted under the Plans, cannot be exercised more than 10 years from the date of the grant. Incentive stock options issued to a 10% Stockholder are limited to five-year terms. All options granted under the Plans provide for the payment of the exercise price in cash or by delivery to the Company of shares of Common Stock having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods. Therefore, a Plan Participant may be able to tender shares of Common Stock to purchase additional shares of Common Stock and may theoretically exercise all of such Plan Participant's stock options with no investment.

     Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by the Company become available again for issuance under the 1994 Plan, the 1996 Plan, the 1997 Plan or the 1998 Plan, as the case may be.

     As of December 31, 1998, options to purchase 2,248,500 shares of Common Stock have been granted under the Plans, of which options to purchase 280,648 shares have been exercised. In addition, on March 8, 1995, Messrs. Chang and Thampi were each granted options outside of the 1994 Plan to purchase 15,000 shares of Common Stock at $4.50 per share (the fair market value of the Common Stock on the date of such grant) in connection with an amendment to their respective employment agreements. These options became exercisable in March 1996 and are still outstanding. In addition, on March 7, 1996, various employees of the Company were granted options outside the Plans to purchase an aggregate of 80,250 shares of Common Stock at $13.25 (the fair market value of the Common Stock on the date of such grant), which options vest ratably over three years. On September 22, 1997, 18,750 options were granted outside of the Plans to a consultant at an exercise price of $15.083. On March 16, 1998 the Company made an award outside the 1998 Plan of 22,500 shares of restricted stock to Jeffrey Key, which award vests over three years.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements, each expiring on December 31, 2001, with each of Mr. Chang and Mr. Thampi, pursuant to which each will devote at least 95% of his business time to the affairs of the Company. Pursuant to his employment agreement, Mr. Chang received a base salary of $120,000, $140,000 and $175,000 in 1996, 1997 and 1998, respectively, and will receive a base salary of $190,000, $205,000 and $220,000 in 1999, 2000, and 2001, respectively. Such base salaries are subject to additional increase within the discretion of the Board of Directors which will take into account, among other things, the performance of the Company and the performance, duties and responsibilities of Mr. Chang. Mr. Chang also receives use of a Company-leased automobile and will receive such bonuses as may be determined by the Board of Directors throughout the term of his employment agreement. The employment agreement also provides that Mr. Chang will not compete with the Company for two years after the termination of his employment.

     Pursuant to his employment Mr. Thampi received a base salary of $100,000, $120,000 and $150,000 in 1996, 1997 and 1998, respectively, and will receive a base salary of $165,000, $180,000 and $195,000 in 1999, 2000 and 2001,
respectively. Such base salaries are subject to additional increases within the discretion of the Board of Directors which will take into account, among other things, the performance of the Company and the performance, duties and responsibilities of Mr. Thampi. Mr. Thampi also receives use of a Company-leased automobile and will receive such bonuses as may be determined by the Board of Directors throughout the term of his employment agreement. The employment agreement also provides that Mr. Thampi will not compete with the Company for two years after the termination of his employment.

     In March 1998, the Company entered into a three-year employment agreement with Jeffrey C. Key pursuant to which Mr. Key serves as Chief Financial Officer of the Company and receives an annual base salary of $130,000, $140,000 and $150,000 during each year of the three-year term, respectively. Such base salary is subject to additional increase within the discretion of the Board of Directors which will take into account, among other things, the performance of the Company and the performance, duties and responsibilities of Mr. Key. Mr. Key also received 90,000 stock options under the Company's 1997 Plan and 22,500 restricted shares of the Company's Common Stock, all of which are subject to a three-year vesting schedule. Such restricted shares are forfeited if Mr. Key is not employed by the Company on the date such shares are scheduled to vest. The employment agreement also provides that Mr. Key will not compete with the Company for one year after the termination of his employment. In addition, the employment agreement provides that if following a change in control of the Company (as defined in the employment agreement), Mr. Key terminates his employment for good reason, he will be entitled to receive a lump sum payment equal to his base salary for the remaining term of the employment agreement, all previously earned and accrued benefits, continued full benefit coverage under all of the Company's benefit plans and fully vested benefits under all plans, including stock option plans.

     The Company does not have written employment agreements with Messrs. Hasslinger, Kelleher, Krause, Schickler, or Potocki or with Ms. Charles or Ms. Santorufo.

DIRECTOR'S COMPENSATION

     The Company's employee directors do not receive any additional compensation for their services as directors. Non-employee directors do not receive a fee for serving as such, but are reimbursed for expenses. In addition, non-employee directors participate in the Company's Plans. The Plans currently provide for the automatic grant of non-qualified stock options to purchase 15,000 shares of Common Stock to each non-employee director upon his or her election or appointment to the Board of Directors and annual grants of non-qualified stock options to purchase 15,000 shares of Common Stock at the fair market value on the date of such grant.

REPORT ON REPRICING OF STOCK OPTIONS

     The Company did not adjust or amend the exercise price of stock options previously awarded to the Named Executives during the last fiscal year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee consists of Dominic Chang, James Ganley and Yupin Wang, each of whom is a non-employee member of the Company's Board of Directors, with the exception of Mr. Chang, who is also the Company's Chief Executive Officer and Chairman of the Board.

COMPENSATION COMMITTEE REPORT TO STOCKHOLDERS

     The Compensation Committee of the Board of Directors is responsible for determining the compensation of executive officers of the Company, other than compensation awarded pursuant to the Company's Plans which are administered by the Stock Option and Award Committee of the Board of Directors. Mr. Chang abstains from any vote regarding his compensation.

     The Stock Option and Award Committee is responsible for granting and setting the terms of stock option and awards under the 1994 Plan, the 1996 Plan, the 1997 Plan and the 1998 Plan. Messrs. Ganley and Wang serve on the Stock Option and Award Committee.

GENERAL POLICIES REGARDING COMPENSATION OF EXECUTIVE OFFICERS

     The Company's executive compensation policies are intended (1) to attract and retain high quality managerial and executive talent and to motivate these individuals to maximize stockholder returns, (2) to afford appropriate incentives for executives to produce sustained superior performance, and (3) to reward executives for superior individual contributions to the achievement of the Company's business objectives. The Company's compensation structure typically consists of base salary and stock options or awards. Together, these components link each executive's compensation directly to individual and Company performance.

     Salary. Base salary levels reflect individual positions, responsibilities, experience, leadership and potential contribution to the success of the Company. Actual salaries vary based on the Compensation Committee's assessment of the individuals executive's performance and the Company's performance.

     Stock Option and Stock Awards. Stock options, which are granted at the fair market value of the Common Stock on the date of grant, and stock awards, which typically vest over time, are currently the Company's sole long-term compensation vehicle. Such stock options and awards are intended to provide employees with sufficient incentive to manage from the perspective of an owner with an equity stake in the business.

     In determining the size of individual options or stock grants, the Stock Option and Award Committee considers the aggregate number of shares available for grant, the number of individuals to be considered for an award, and the range of potential compensation levels that the options and stock awards may yield. The number and timing of grants to executive officers are decided by the Stock Option and Award Committee based on its subjective assessment of the performance of each grantee. In determining the size and timing of options and stock awards, the Stock Option and Award Committee weighs any factors it considers relevant and gives such factors the relative weight it considers appropriate under the circumstances then prevailing. While an ancillary goal of the Stock Option and Award Committee in awarding stock options and stock awards is to increase the stock ownership of the Company's management, the Stock Option and Award Committee does not, when determining the amount of awards, consider the amount of stock already owned by an officer (except as required by the terms of the 1998 Plan). The Stock Option and Award Committee believes that to do so could have the effect of inappropriately or inequitably penalizing or rewarding executives based upon their personal decision as to stock ownership and option exercises.

     In 1993, the Internal Revenue Code was amended to limit the deductibility of compensation paid to certain executives in excess of $1 million. Compensation not subject to the limitation includes certain compensation payable solely because an executive attains performance goals ("performance-based compensation"). The Company intends that stock options granted under the Plans with an exercise price equal to or greater than the fair market value of the shares at the time of the grant will qualify as performance-based compensation. Stock awards will not qualify as performance-based compensation. The Company's compensation deduction for a particular executive's total compensation, including compensation realized with respect to stock awards, will be limited to $1 million. The Compensation Committee's philosophy with respect to the $1 million cap on the tax deductibility of executive compensation is to maximize the benefit of tax laws by seeking performance-based exemptions and related stockholder approval where consistent with the Company's compensation policies and practices.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

     Mr. Chang's base salary for the fiscal year ended December 31, 1998 was determined by the terms of his employment agreement with the Company which is described elsewhere in this report. The members of the Compensation and Stock Option and Award Committees of the Company believe that Mr. Chang's base salary level and stock option grants are modest in comparison to the outstanding contributions Mr. Chang has made to the Company's growth and financial position during the last fiscal year.

COMPENSATION COMMITTEE     STOCK OPTION AND AWARD COMMITTEE
-----------------------   ----------------------------------
Dominic Chang             James Ganley
James Ganley              Yupin Wang
Yupin Wang


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The following table sets forth certain information as of March 26, 1999 regarding the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director of the Company, including Messrs. Chang and Thampi, and (iii) all directors and executive officers of the Company as a group. Except as otherwise indicated and subject to community property laws where applicable, the persons named in the table below have sole voting and dispositive power with respect to the shares of Common Stock shown as beneficially owned by them. Information as to SAFECO Corporation, Warburg, Pincus Asset Management, Inc., West Highland Capital, Inc., and Scudder Kemper Investments, Inc. was derived from the Schedule 13G filed by each such stockholder, and, except for the percentage of ownership, reflects the information contained in the Schedule 13G as of the date such Schedule 13G was filed.


                                                                                                         PERCENT OF
                                                                                                         OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER                      NUMBER OF SHARES BENEFICIALLY OWNED              SHARES
----------------------------------------------   ----------------------------------------------------   ------------
Dominic Chang (1) ............................             3,749,001(3)                                      14.3%
SAFECO Corporation (2) .......................             3,654,150                                         14.0%
Warburg Pincus Asset Management, Inc. (4) ....             2,159,500                                          8.3%
West Highland Capital, Inc. (5) ..............             1,500,000                                          5.8%
Scudder Kemper Investments, Inc. (6) .........             1,372,320                                          5.3%
Krishnan P. Thampi (1) .......................               363,013(7)                                       1.4%
Jimmy C.M. Hsu (1) ...........................               174,375(8)                                         *
James Ganley (1) .............................                53,250(9)                                         *
Yupin Wang (1) ...............................                15,000(10)                                        *
All directors and executive officers of
 the Company as a group (13 persons)                       4,686,972(3)(7)(8)(9)(10)(11)                     18.0%

----------
*     Less than 1%

(1) The address of the stockholder is: c/o Family Golf Centers, Inc., 538 Broadhollow Road, Melville, New York 11747.

(2) The address of SAFECO Corporation ("SAFECO") is SAFECO Plaza, Seattle, Washington 98185. Includes an aggregate of 2,183,250 shares of Common Stock beneficially owned by registered investment companies for which a subsidiary of SAFECO serves as an adviser and by employee benefit plans for which SAFECO is a plan sponsor. SAFECO disclaims beneficial ownership of these shares.

(3) Includes 1,000 shares of Common Stock owned by Mr. Chang's children. Includes 15,000 shares of Common Stock issuable upon exercise of options which are currently exercisable. Includes an aggregate of 800,000 shares pledged to banks to secure personal loans to Mr. Chang.

(4) The address of Warburg Pincus Asset Management, Inc. ("WPAM") is 466 Lexington Avenue, New York, New York 10017. WPAM is an Investment Advisor registered with the Securities and Exchange Commission (the "SEC") under
      Section 208 of the Investment Advisors Act of 1940, as amended (the "Investment Advisors Act"). WPAM serves as investment advisor to many accounts including various registered investment companies. 2,159,500 share of Common Stock listed above are owned by WPAM's accounts.

(5) The address of West Highland Capital, LLC ("WHC") is 300 Drakes Landing Road, Suite 290, Greenbrae, CA 94904. WHC is a registered investment advisor whose clients have the right to receive, or the power to direct the receipt of dividends from, or the proceeds from the sale of the shares of Common Stock.

(6) The address of Scudder Kemper Investments, Inc. ("SKI") is 345 Park Avenue, New York, NY 10154. SKI is an Investment Advisor registered with the SEC under Section 208 of the Investment Advisors Act. SKI provides investment advice to individuals, institutional clients and investment companies registered under Section 8 of the Investment Company Act of 1940 ("Managed Portfolios"). As a result of its role of advisor to such entities, SKI may be deemed to be the beneficial owner of the 1,372,320 shares of Common Stock in the Company, and has neither the right to receive dividends from nor the proceeds from the sale of any such shares by the Managed Portfolios. SKI Managed Portfolios have the right to receive all dividends and proceeds from the sale of such shares of Common Stock. SKI disclaims beneficial ownership of such shares.

(7) Includes 225,088 shares of Common Stock issuable upon the exercise of options which are currently exercisable. Excludes 170,250 restricted shares of Common Stock which were awarded under the 1998 Plan and which were terminated in February 1999.

(8) Does not include 66,250 shares of Common Stock beneficially owned by Mr. Hsu's brother. Mr. Hsu disclaims beneficial ownership of his brother's shares. Includes 18,000 shares of Common Stock issuable upon exercise of options which are currently exercisable.

(9) Includes 25,500 shares of Common Stock issuable upon the exercise of options which are currently exercisable.

(10) Includes 15,000 shares of Common Stock issuable upon the exercise of options which are currently exercisable.

(11) Includes (i) 236,999 shares of Common Stock issuable upon the exercise of options which are currently exercisable, (ii) 39,750 restricted shares of Common Stock awarded under the 1998 Plan, and (iii) 833 shares of Common Stock beneficially owned by the spouse of an officer of the Company. Excludes 195,250 restricted shares of Common Stock which were awarded under the 1998 Plan and which were terminated in February 1999.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Chang is a guarantor of $3.0 million principal amount loaned to the Company by Orix in May 1995. Such loan matures in May 2000.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this Form 10-K:

   (1) Financial Statements. The following Financial Statements of Family Golf Centers, Inc. and report of independent public accountants relating thereto are filed with this report on Form 10-K.

       Consolidated Balance Sheets as of December 31, 1998 and 1997

       Consolidated Statements of Operations for the Years ended December 31, 1998, 1997 and 1996

       Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

       Consolidated Statements of Cash Flows for the Years ended December 31, 1998, 1997 and 1996

       Notes to Financial Statements

   (2) Financial Statement Schedules. None

   (3) Exhibits.





     EXHIBIT NO.      DESCRIPTION                                                                    PAGE NO.
--------------------- ----------------------------------------------------------------------------- ---------
      3.1*            Certificate of Incorporation, as amended.

      3.2*            Amended and Restated By-laws.

      4.1**           Form of Stock Certificate.

      4.2***          Indenture, dated April 8, 1996, between 202 Golf Associates, Inc. and
                      Yorktown Family Golf Centers, Inc.

      4.3****         Indenture, dated October 16, 1997, between United States Trust Company of New York, as Trustee and Family Golf Centers, Inc.

     10.1*            Employment Agreement, dated as of September 11, 1994, between Family
                      Golf Centers, Inc. and Dominic Chang.

     10.1.1*****      Amendment No. 1, dated March 8, 1995, to the Employment Agreement, dated as of September 11, 1994, between Family Golf Centers, Inc. and
                      Dominic Chang, filed as Exhibit 10.1.

     10.1.2           Amendment No. 2 to Employment Agreement, dated as of April 1, 1998,               77
                      to Employment Agreement, dated as of September 11, 1994, as amended by Amendment No. 1, dated March 8, 1995, between Family Golf Centers,
                      Inc. and Dominic Chang, filed as Exhibit 10.1 and 10.1.1, respectively.

     10.2*            Employment Agreement, dated as of September 11, 1994, between Family
                      Golf Centers, Inc. and Krishnan Thampi.

     10.2.1*****      Amendment No. 1, dated March 8, 1995, to the Employment Agreement, dated as of September 11, 1994, between Family Golf Centers, Inc. and
                      Krishnan P. Thampi, filed as Exhibit 10.2.

     10.2.2           Amendment No. 2 to Employment Agreement, dated as of April 1, 1998,               80
                      to Employment Agreement, dated as of September 11, 1994, as amended by Amendment No. 1, dated March 8, 1995, between Family Golf Centers,
                      Inc. and Krishnan P. Thampi, filed as Exhibit 10.2 and 10.2.1, respectively.

     10.3******       Employment Agreement, dated as of March 16, 1998, between Family Golf
                      Centers, Inc. and Jeffrey C. Key.

     EXHIBIT NO.      DESCRIPTION                                                                   PAGE NO.
--------------------- ---------------------------------------------------------------------------- ---------
     10.4*            License Agreement, dated September 14, 1994, between Orient Associates
                      International, Inc. and City of New York Parks & Recreation Department.

     10.5*            Form of Common Stock Purchase Warrant, for an aggregate of 24,950 shares of Common Stock, expiring on August 15, 1999.

     10.6*            Family Golf Centers, Inc. 1994 Stock Incentive Plan.

     10.7+            Family Golf Centers, Inc. 1996 Stock Incentive Plan.

     10.8++           Family Golf Centers, Inc. 1997 Stock Incentive Plan.

     10.9+++          Family Golf Centers, Inc. 1998 Stock Option and Award Plan.

     10.10++++        Purchase and Sale Contract, dated May 1, 1995, between Evergreen Bank,
                      N.A. f/k/a The First National Bank of Glens Falls and Family Golf
                      Centers, Inc.

     10.11++++        Mortgage and Security Agreement, dated May 15, 1995, between Family
                      Golf Centers, Inc., as Mortgagor and Orix USA Corporation, as
                      Mortgagee.

     10.12++++        Purchase Money Note, dated May 15, 1995, made by Family Golf Centers,
                      Inc. in favor of Orix USA Corporation in the principal amount of
                      $3,000,000.

     10.13*****       Mortgage, dated March 25, 1994 granted by Pelham Enterprises, Inc. in favor of United Carolina Bank of South Carolina.

     10.14*****       Warrant to purchase 80,000 shares of Common Stock, dated November 23,
                      1994, issued to Hampshire Securities Corporation by Family Golf Centers,
                      Inc.

     10.15*****       Warrant to purchase 40,000 shares of Common Stock, dated November 23,
                      1994 issued to Brenner Securities Corporation by Family Golf Centers, Inc.

     10.16*****       Form of Representatives' Warrants.

     10.17*****       TPT/FGC Purchase Agreement, dated as of September 28, 1995, between
                      Family Golf Centers, Inc., Dominic Chang, Krishnan Thampi, Ken Simonds
                      and William Schickler III.

     10.18+++++       Stock Option Agreement, dated September 28, 1995, between Family Golf
                      Centers, Inc. and Upper Hembree Partners, L.P.

     10.19++++++      Stock Option Agreement, dated as of November 8, 1995, among Family
                      Golf Centers, Inc., Golf Masters Limited Partnership and Air Dome
                      Limited Partnership.

     10.20***         Guaranty, dated March 7, 1996, by Family Golf Centers, Inc., in favor of
                      Flemington Equities VII.

     10.21***         Mortgage Note, dated March 7, 1996, in the principal amount of $1,700,000 made by Flemington Family Golf Centers, Inc. in favor of Flemington
                      Equities VII and related Mortgage Deed.

     10.22+           Form of Warrants to purchase an aggregate of 70,000 shares of Common
                      Stock, dated as of March 7, 1996, issued to Monness, Crespi & Hardt &
                      Co. by Family Golf Centers, Inc.

      EXHIBIT NO.      DESCRIPTION                                                                 PAGE NO.
---------------------- -------------------------------------------------------------------------- ---------
     10.23!            Promissory Note, dated September 30, 1996, in the principal amount of
                       $446,720 made by Colbert-Ballard Golf Learning Centers, Inc. in favor of
                       C.B. Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf
                       Centers, Inc.

     10.24!            Guaranty of Promissory Note made by Harry J. Moorhouse and Dorothy
                       Moorhouse in favor of C.B. Family Golf Centers, Inc., a wholly owned subsidiary of Family Golf Centers, Inc.

     10.25**           Form of Option Agreement.

     10.26**           Option Agreement, dated September 30, 1996, between Family Golf
                       Centers, Inc. and KKL Golf Partnership.

     10.27**           Form of Warrant.

     10.28**           Form of Registration Rights Agreement.

     10.29****         Form of 5 3/4% Convertible Subordinated Promissory Note due 2004 of
                       Family Golf Centers, Inc.

     10.30!!           Agreement and Plan of Merger, dated as of December 23, 1997, by and among Family Golf Centers, Inc., Family Golf Acquisition, Inc. and
                       MetroGolf Incorporated.

     10.31!!!          Merger Agreement, dated April 2, 1998, by and among Eagle Quest Golf
                       Centers Inc. and Family Golf Centers, Inc.

     10.32!!!!         Stock Purchase Agreement, dated June 16, 1998, as amended, between
                       Family Golf Centers, Inc. and Golden Bear Golf, Inc.

     10.32.1!!!!!      Amendment No. 3 to the Stock Purchase Agreement, dated July 20, 1998, between Family Golf Centers, Inc. and Golden Bear Golf, Inc.

     10.33!!!!         Form of Sublicense Agreement between Family Golf Centers, Inc. and
                       Golden Bear Golf, Inc.

     10.34!!!!!!       Stock Purchase Agreement, dated November 27, 1998, by and among
                       Family Golf Centers, Inc., Eagle Quest Golf Centers (U.S.), Inc. and
                       TrizecHahn (USA) Corporation.

     10.34.1!!!!!!     Amendment No. 1 to the Stock Purchase Agreement, dated December 2,
                       1998, by and among Family Golf Centers, Inc., Eagle Quest Golf Centers
                       (U.S.), Inc. and TrizecHahn (USA) Corporation.

     10.35!!!!!!       Credit Agreement, dated as of December 2, 1998, by and among Family
                       Golf Centers, Inc., The Chase Manhattan Bank, as Agent and as Lender,
                       and the Lenders which are parties thereto.

     10.35.1           Amendment to the Credit Agreement, dated as of December 8, 1998, by             83
                       and among Family Golf Centers, Inc., The Chase Manhattan Bank, as
                       Agent and as Lender, and the Lenders which are parties thereto.

     10.35.2           Amendment No. 2 to the Credit Agreement, dated as of December 31,               87
                       1998, by and among Family Golf Centers, Inc., The Chase Manhattan
                       Bank, as Agent and as Lender, and the Lenders which are parties thereto.

     11.1              Statement re: Computation of Earnings Per Share.                                94

     21.1              Subsidiaries of Family Golf Centers, Inc.                                       96

 EXHIBIT NO.  DESCRIPTION                                     PAGE NO.
------------- ---------------------------------------------- ---------
   23.1       Consent of Richard A. Eisner & Company, LLP.      103

   27.1       Financial Data Schedule.                          105


----------
* Incorporated by reference to the Company's Registration Statement on Form SB-2 dated, September 12, 1994 (Registration No. 33-83910).

** Incorporated by reference to the Company's Pre-Effective Registration Statement on Form S-3, dated September 25, 1998 (Registration No. 333-64363).

*** Incorporated by reference to the Company's Current Report on Form 8-K/A (Amendment No. 1), dated March 6, 1996 and filed May 20, 1996 amending Reports on Form 8-K dated March 6, 1996 and April 8, 1996.

**** Incorporated by reference to the Company's Registration Statement on Form S-3, dated January 13, 1998 (Registration No. 333-44165).

***** Incorporated by reference to the Company's Registration Statement on Form SB-2, dated October 3, 1995 (Registration No. 33-97686).

****** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

+ Incorporated by reference to the Company's Registration Statement on Form SB-2, dated May 24, 1996 (Registration No. 333-4541).

++     Incorporated by reference to Annex A of the Company's Proxy Statement on
       Schedule 14A, dated April 30, 1997.

+++    Incorporated by reference to Annex A of the Company's Proxy Statement on
       Schedule 14A, dated May 15, 1998.

++++ Incorporated by reference to the Pre-Effective Amendment No. 2 to Company's Current Report on Form 8-K/A (Amendment No. 1), dated June 6, 1995.

+++++ Incorporated by reference to the Company's Current Report on Form 8-K, dated October 11, 1995.

++++++ Incorporated by reference to the Pre-Effective Amendment No. 1 the
       Company's Registration Statement on Form SB-2, dated November 9, 1995 (Registration No. 33-97686).

! Incorporated by reference to the Company's Current Report on Form 8-K, dated September 25, 1996 and filed October 9, 1996.

!!     Incorporated by reference to the Company's Tender Offer Statement on
       Schedule 14D-1 dated, December 31, 1997.

!!! Incorporated by reference to the Company's Pre-Effective Registration Statement on Form S-3, dated May 22, 1998 (Registration No. 333-53503).

!!!! Incorporated by reference to the Company's Current Report on Form 8-K, dated June 16, 1998 and filed July 8, 1998.

!!!!! Incorporated by reference to the Company's Current Report on Form 8-K, dated June 20, 1998 and filed July 31, 1998.

!!!!!! Incorporated by reference to the Company's Current Report on Form 8-K, dated December 2, 1998 and filed December 15, 1998.


     (b) Reports on Form 8-K.


     The Company's Current Report on Form 8-K, dated December 2, 1998 and filed December 15, 1998, reporting an Item 2 event, an Item 5 event and Item 7 financials.


     The Company's Current Report on Form 8-K/A, dated June 30, 1998 and filed September 11, 1998, reporting Item 7 financials.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FAMILY GOLF CENTERS, INC.


                                        By: /s/ Dominic Chang
                                           -------------------------
                                           Name: Dominic Chang
                                           Title: Chairman of the Board,
                                                  President and Chief Executive
                                                  Officer


Dated: March 31, 1999


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




NAME                        TITLE                                            DATE
--------------------------  -----------------------------------------------  ----------------

/s/ Dominic Chang           Chairman of the Board and Chief Executive        March 31, 1999
-----------------------     Officer (Principal Executive Officer)
Dominic Chang


/s/ Krishnan P. Thampi      President, Chief Operating Officer, Assistant    March 31, 1999
-----------------------     Secretary, Treasurer and Director
Krishnan P. Thampi


/s/ James Ganley            Director                                         March 31, 1999
-----------------------
James Ganley

/s/ Jimmy C.M. Hsu          Director                                         March 31, 1999
-----------------------
Jimmy C.M. Hsu


/s/ Yupin Wang              Director                                         March 31, 1999
-----------------------
Yupin Wang


/s/ Jeffrey C. Key          Chief Financial Officer (Principal Financial     March 31, 1999
-----------------------     Officer)
Jeffrey C. Key


                         INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Family Golf Centers, Inc.
Melville, New York


     We have audited the accompanying consolidated balance sheets of Family Golf Centers, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the management of Family Golf Centers, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Eagle Quest Golf Centers, Inc. and subsidiaries which statements reflect total assets of $37,528,000 for 1997 of the related consolidated financial statement totals, and which reflect net losses of $7,255,000 for 1997 and $886,000 for 1996 included in the related consolidated financial statement totals. These statements were audited by other auditors, whose report has been furnished to us, and our opinion insofar as its relates to data included for Eagle Quest Golf Centers, Inc. and subsidiaries, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the report of other auditors, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Family Golf Centers, Inc. and subsidiaries at December 31, 1998 and 1997 and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


Richard A. Eisner & Company, LLP
New York, New York
March 29, 1999

                               AUDITORS' REPORT

To The Directors
Eagle Quest Golf Centers Inc.

     We have audited the consolidated balance sheets of Eagle Quest Golf Centers Inc. and subsidiaries as at December 31, 1997 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year ended December 31, 1997 and the period from incorporation on February 5, 1996 to December 31, 1996 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

     In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Eagle Quest Golf Centers Inc. and subsidiaries as at December 31, 1997 and the results of their operations and cash flows for the year ended December 31, 1997 and the period from incorporation on February 5, 1996 to December 31, 1996 in accordance with generally accepted accounting principles in the United States.



KPMG LLP
Chartered Accountants
Vancouver, Canada
March 13, 1998, except as to note 16(a)
which is as of April 2, 1998






              COMMENTS BY AUDITOR FOR U.S. READERS ON CANADA-U.S.
                              REPORTING DIFFERENCE

     In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in note 1 to the financial statements. Our report to the directors dated March 13, 1998, except as to note 16(a) which is as of April 2, 1998, is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.



KPMG LLP
Chartered Accountants
Vancouver, Canada
March 13, 1998, except as to note 16(a)
which is as of April 2, 1998

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)



                                                                                   DECEMBER 31,
                                                                             -------------------------
                                                                                 1998          1997
                                                                             -----------   -----------
                                 ASSETS
Current assets:
 Cash and cash equivalents ...............................................    $  3,878      $  6,042
 Restricted cash deposits ................................................         314           390
 Short-term investments ..................................................      17,374        55,846
 Inventories .............................................................      26,220        14,855
 Prepaid expenses and other current assets ...............................      10,277         9,298
                                                                              --------      --------
   Total current assets ..................................................      58,063        86,431
 Property, plant and equipment net .......................................     444,280       235,875
 Loan acquisition costs (net of accumulated amortization of $1,183 and
   $305 at December 31, 1998 and December 31, 1997, respectively).........       6,269         5,738
 Other assets ............................................................      11,201         9,279
 Excess of cost over fair value of assets acquired (net of accumulated amortization of $2,851, and $626 at December 31, 1998 and
   December 31, 1997, respectively) ......................................      52,227        25,713
                                                                              --------      --------
                                                                              $572,040      $363,036
                                                                              ========      ========
                               LIABILITIES
Current liabilities:
 Accounts payable, accrued expenses and other current liabilities ........    $ 21,408      $ 11,247
 Income taxes payable ....................................................       2,590         2,626
 Short-term loan payable -- bank .........................................                        63
 Current portion of long-term obligations ................................       3,950        10,877
                                                                              --------      --------
   Total current liabilities .............................................      27,948        24,813
Long-term obligations (less current portion) .............................     130,621        32,110
Convertible subordinated notes ...........................................     115,000       115,000
Subordinated debenture ...................................................                     4,981
Redeemable equity securities .............................................                     2,805
Deferred rent ............................................................       1,193           650
Deferred tax liability ...................................................       3,217         4,196
Other liabilities ........................................................       4,738           208
                                                                              --------      --------
   Total liabilities .....................................................     282,717       184,763
                                                                              --------      --------
Minority interest ........................................................          40
                                                                              --------
Commitments, contingencies and other matters

                           STOCKHOLDERS' EQUITY

Preferred stock -- authorized 2,000,000 shares, none outstanding
Common stock -- authorized 50,000,000 shares, $.01 par value;
 26,117,000 and 20,500,000 shares outstanding at December 31, 1998
 and December 31, 1997 ...................................................         261           205
Additional paid-in capital ...............................................     292,040       171,541
Retained earnings ........................................................       1,561         6,549
Accumulated other comprehensive income (loss):
   Foreign currency translation adjustment ...............................        (667)          195
Unearned compensation ....................................................      (3,865)         (170)
Treasury shares ..........................................................         (47)          (47)
                                                                              --------      --------
   Total stockholders' equity ............................................     289,283       178,273
                                                                              --------      --------
                                                                              $572,040      $363,036
                                                                              ========      ========

                       See notes to financial statements.

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                              YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------
                                                                           1998          1997         1996
                                                                       ------------   ----------   ----------
Operating revenues .................................................     $ 92,509      $ 54,599     $21,395
Merchandise sales ..................................................       29,655        18,398       6,657
                                                                         --------      --------     -------
   Total revenue ...................................................      122,164        72,997      28,052
                                                                         --------      --------     -------
Operating expenses .................................................       62,451        37,386      13,335
Cost of merchandise sold ...........................................       20,330        12,366       4,540
Selling, general and administrative expenses .......................       11,723        12,630       4,760
Merger, acquisition, integration and other related charges .........        7,752
                                                                         --------
   Total expenses ..................................................      102,256        62,382      22,635
                                                                         --------      --------     -------
Operating income ...................................................       19,908        10,615       5,417
Interest expense ...................................................       11,309        (3,863)       (383)
Other income -- net (includes interest income of $1,905, $1,570 and
 $1,755 for the years ended December 31, 1998, December 31, 1997
 and December 31, 1996, respectively ...............................        1,938         1,659       2,172
                                                                         --------      --------     -------
Income before income taxes, extraordinary item and cumulative
 effect of a change in accounting principle ........................       10,537         8,411       7,206
Income tax expense .................................................        8,600         5,142       2,884
                                                                         --------      --------     -------
Income before extraordinary item and cumulative effect of a change
 in accounting principle ...........................................        1,937         3,269       4,332
Extraordinary item -- loss on extinguishment of debt ...............       (4,890)
Cumulative effect of a change in accounting principle:
 Pre-opening expenses, net of tax effect ...........................       (2,035)
                                                                         --------      --------     -------
Net income (loss) ..................................................     $ (4,988)     $  3,269     $ 4,332
                                                                         ========      ========     =======
Basic earnings (loss) per share:
 Income before extraordinary item and cumulative effect of a
   change in accounting principle ..................................     $    .08      $    .17     $   .28
 Extraordinary item ................................................         (.21)
 Cumulative effect of a change in accounting principle .............         (.08)
                                                                         --------
 Net income (loss) .................................................         (.21)     $    .17     $   .28
                                                                         --------      --------     -------
Diluted earnings (loss) per share:
 Income before extraordinary item and cumulative effect of a
   change in accounting principle ..................................     $    .08      $    .16     $   .27
 Extraordinary item ................................................         (.21)
 Cumulative effect of a change in accounting principle .............         (.08)
                                                                         --------      --------     -------
 Net income (loss) .................................................     $   (.21)     $    .16     $   .27
                                                                         ========      ========     =======
Weighted average shares outstanding -- basic (000's) ...............       23,009        19,344      15,473
Effect of dilutive securities (000's) ..............................          846           470         432
                                                                         --------      --------     -------
Weighted average shares outstanding -- diluted (000's) .............       23,855        19,814      15,905
                                                                         ========      ========     =======

                       See notes to financial statements.

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (DOLLARS IN THOUSANDS)




                                                                                        ACCUMULATED
                                                                                           OTHER
                                         (COMMON STOCK -                               COMPREHENSIVE
                                         PAR VALUE $.01)                               INCOME (LOSS)
                                      ----------------------                          --------------
                                        NUMBER OF                                         FOREIGN
                                          SHARES              ADDITIONAL                 CURRENCY
                                        ISSUED AND              PAID-IN     RETAINED    TRANSACTION
                                       OUTSTANDING   AMOUNT     CAPITAL     EARNINGS    ADJUSTMENT
                                      ------------- -------- ------------ ----------- --------------
Balance -- December 31, 1995 ........  12,477,067      125       48,305          958
Issuance of Stock:
 For cash, notes and in connection
  with acquisitions .................   1,329,043       13       14,905
 For services rendered ..............                               386
Issuance of warrants ................                                69
Net proceeds from public offering ...   4,500,000       45       75,285
Public offering expenses ............                            (1,064)
Exercise of warrants ................     225,000        2        1,830
Exercise of employee options ........      58,136        1          212
Preferential distribution to stock-
 holders of The Practice Tee, Inc.                                            (1,000)
Treasury stock received in exchange
 for note receivables (2,700
 shares) ............................
Income tax benefit upon exercise of
 stock options ......................                               500
Net income and comprehensive
 income for the year ................                                          4,322
                                       ----------     ----     --------    ---------      ------
Balance -- December 31, 1996 ........  18,589,246      186      140,428        4,280
Issuance of Stock and Warrants:
 For cash and in connection with
  acquisitions ......................   1,657,111       17       26,751
 For repayment of debt ..............     133,764        1        2,029
 For services rendered ..............      11,956                   419
Exercise of warrants ................       3,324                   127
Exercise of employee options ........      90,047        1          502
Exercise of options issued in
 connection with acquisitions .......      15,000                   250
Preferential distribution to stock-
 holders of The Practice Tee, Inc.                                            (1,000)
Income tax benefit upon exercise of
 stock options ......................                               355
Deferred stock compensation due
 to options granted .................                               680
Unearned compensation (net) of
 amortization .......................
Net income for the year .............                                          3,269
Translation adjustment ..............                                                        195
Comprehensive income ................
                                       ----------     ----     --------    ---------      ------
Balance -- December 31, 1997 ........  20,500,448      205      171,541        6,549         195
Issuance of Stock:
 For cash ...........................       2,462                    38
 In connection with acquisitions ....     313,572        3        4,904
 For compensation ...................     246,166        3        4,202
 In exchange for Eagle Quest
  Options, Warrants and
  Redeemable equity securities ......     209,785        2        2,851
Net proceeds from public offering ...   4,600,000       46      106,490
Public offering expenses ............                            (2,000)
Warrants issued in connection with
 debt ...............................                               700
Exercise of warrants issued in
 connection with acquisition ........       2,535                    50
Exercise of warrants ................     108,819        1        1,458
Exercise of employee options ........     133,572        1        1,326
Income tax benefit upon exercise of
 stock options ......................                               480
Unearned compensation (net) .........
Net (loss) for the year .............                                         (4,988)
Translation adjustment ..............                                                       (862)
Comprehensive loss ..................
                                       ----------     ----     --------    ---------      ------
Balance -- December 31, 1998 ........  26,117,359     $261     $292,040    $   1,561      $ (667)
                                       ==========     ====     ========    =========      ======



                                                                                COMPREHENSIVE
                                       SUBSCRIPTION     UNEARNED     TREASURY      INCOME
                                        RECEIVABLE    COMPENSATION    SHARES       (LOSS)        TOTAL
                                      -------------- -------------- ---------- -------------- -----------
Balance -- December 31, 1995 ........                                                            49,388
Issuance of Stock:
 For cash, notes and in connection
  with acquisitions .................      (491)                                                 14,427
 For services rendered ..............                                                               386
Issuance of warrants ................                                                                69
Net proceeds from public offering ...                                                            75,330
Public offering expenses ............                                                            (1,064)
Exercise of warrants ................                                                             1,832
Exercise of employee options ........                                                               213
Preferential distribution to stock-
 holders of The Practice Tee, Inc.                                                               (1,000)
Treasury stock received in exchange
 for note receivables (2,700
 shares) ............................                                 $ (47)                        (47)
Income tax benefit upon exercise of
 stock options ......................                                                               500
Net income and comprehensive
 income for the year ................                                             $  4,322        4,322
                                           ----         --------      -----       ========     --------
Balance -- December 31, 1996 ........      (491)                        (47)                    144,356
Issuance of Stock and Warrants:
 For cash and in connection with
  acquisitions ......................       491                                                  27,259
 For repayment of debt ..............                                                             2,030
 For services rendered ..............                                                               419
Exercise of warrants ................                                                               127
Exercise of employee options ........                                                               503
Exercise of options issued in
 connection with acquisitions .......                                                               250
Preferential distribution to stock-
 holders of The Practice Tee, Inc.                                                               (1,000)
Income tax benefit upon exercise of
 stock options ......................                                                               355
Deferred stock compensation due
 to options granted .................                                                               680
Unearned compensation (net) of
 amortization .......................                       (170)                                  (170)
Net income for the year .............                                             $  3,269        3,269
Translation adjustment ..............                                                  195          195
                                                                                  --------
Comprehensive income ................                                             $  3,464
                                           ----         --------      -----       ========     --------
Balance -- December 31, 1997 ........        --             (170)       (47)                    178,273
Issuance of Stock:
 For cash ...........................                                                                38
 In connection with acquisitions ....                                                             4,907
 For compensation ...................                                                             4,205
 In exchange for Eagle Quest
  Options, Warrants and
  Redeemable equity securities ......                                                             2,853
Net proceeds from public offering ...                                                           106,536
Public offering expenses ............                                                            (2,000)
Warrants issued in connection with
 debt ...............................                                                               700
Exercise of warrants issued in
 connection with acquisition ........        --                                                      50
Exercise of warrants ................                                                             1,459
Exercise of employee options ........                                                             1,327
Income tax benefit upon exercise of
 stock options ......................                                                               480
Unearned compensation (net) .........                     (3,695)                                (3,695)
Net (loss) for the year .............                                             $ (4,988)      (4,988)
Translation adjustment ..............                                                 (862)        (862)
                                                                                  --------
Comprehensive loss ..................                                             $ (5,850)
                                           ----         --------      -----       ========     --------
Balance -- December 31, 1998 ........                   $ (3,865)     $ (47)                   $289,283
                                           ====         ========      =====                    ========

                       See notes to financial statements.

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)



                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                           --------------------------------------
                                                                                               1998          1997         1996
                                                                                           ------------ ------------- -----------
Cash flows from operating activities:
 Net income (loss) .......................................................................  $   (4,988)  $    3,269    $   4,322
 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Cumulative effect of a change in accounting principle (Net of tax effect) ..............       2,035
  Depreciation and amortization ..........................................................      11,138        7,101        2,202
  Deferred tax expense (benefit) .........................................................         321         (153)          62
  Noncash expenses .......................................................................         316          929          386
  Issuance of stock for compensation .....................................................         509
  Issuance of warrants for consulting services ...........................................                       80           69
  Extraordinary charge -- early extinguishment of debt ...................................       4,890
  Changes in:
   Inventories ...........................................................................     (11,365)      (7,643)      (4,360)
   Prepaid expenses and other current assets .............................................      (4,075)      (6,614)      (3,711)
   Prepaid income taxes ..................................................................                      600
   Other assets ..........................................................................      (2,211)      (6,094)      (1,645)
   Accounts payable, accrued expenses and other current liabilities ......................       7,526        4,703           35
   Deferred rent .........................................................................         543          417          117
   Other liabilities .....................................................................          10           61         (125)
   Income taxes payable ..................................................................         444        2,626         (669)
                                                                                            ----------   ----------    ---------
  Net cash provided by (used in) operating activities ....................................       5,093         (718)      (3,317)
                                                                                            ----------   ----------    ---------
Cash flows from investing activities:
 Acquisitions of property and equipment ..................................................    (166,602)     (82,731)     (61,929)
 Increase in security deposits ...........................................................                                  (230)
 Acquisition of goodwill .................................................................     (28,662)     (15,768)      (2,117)
 Restricted cash deposits ................................................................          76          (58)        (332)
 Net (purchase) sales of short-term investments ..........................................      38,472      (22,008)     (33,838)
                                                                                            ----------   ----------    ---------
  Net cash used in investing activities ..................................................    (156,716)    (120,565)     (98,446)
                                                                                            ----------   ----------    ---------
Cash flows from financing activities:
 Loan acquisition costs ..................................................................      (6,299)      (1,346)
 Proceeds from convertible subordinated notes net of expenses ............................                  110,550
 Proceeds from subordinated debentures ...................................................                    6,500
 Repayment of subordinated debentures ....................................................      (4,981)
 Proceeds from loans, bank and others ....................................................     133,058       44,295        7,594
 Repayment of loans, bank and others .....................................................     (79,728)     (44,709)      (4,584)
 Net proceeds from issuance of common stock ..............................................     104,574        6,092       78,730
 Proceeds from the exercise of warrants and options ......................................       2,835          800        2,045
                                                                                            ----------   ----------    ---------
  Net cash provided by financing activities ..............................................     149,459      122,182       83,785
                                                                                            ----------   ----------    ---------
Net increase (decrease) in cash and cash equivalents .....................................      (2,164)         899      (17,978)
Cash and cash equivalents -- beginning of year ...........................................       6,042        5,143       23,121
                                                                                            ----------   ----------    ---------
Cash and cash equivalents -- end of year .................................................  $    3,878   $    6,042    $   5,143
                                                                                            ==========   ==========    =========
Supplemental and noncash disclosures:
 Acquisition of property in exchange for common stock and warrants .......................  $    5,607   $   21,167        9,963
 Acquisition of property in exchange for redeemable equity securities ....................                      514
 Acquisition of property subject to mortgage loans payable ...............................      35,286       22,285       10,778
 Acquisition of treasury stock in exchange for payment of a note receivable ..............                                    47
 Acquisition of property in exchange for loans from
  selling stockholder ....................................................................       2,589        2,053        3,102
 Increase in capital leases ..............................................................       4,520
 Issuance of stock in connection with repayment of debt ..................................                    2,030
 Exchange of redeemable equity securities for common stock ...............................       2,853
 Income tax benefit from exercise of stock options .......................................         480          355          500
 Accrued for preferential distribution to stockholders
  of The Practice Tee, Inc. ..............................................................                    1,000        1,000
 Property additions accrued but not paid .................................................       2,725          254           89
 Interest paid ...........................................................................      11,011        4,303          984
 Taxes paid ..............................................................................       8,325        6,774        3,069

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A -- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 [1] THE COMPANY:

     Family Golf Centers, Inc. (the "Parent") and its wholly-owned subsidiaries (together with the Parent, "FGC") operate golf centers designed to provide a wide variety of practice opportunities, including facilities for driving, chipping, putting, pitching and sand play. In addition, FGC's golf centers typically offer golf lessons instructed by PGA-certified golf professionals, full-line pro shops and other amenities to encourage family participation. As of December 31, 1998, FGC owned, leased or managed 119 golf facilities comprised of 89 golf centers and 30 combination golf center and golf course facilities located in 23 states. Of the golf centers, 21 were operated under the name "Golden Bear" pursuant to a license agreement with Golden Bear Golf Centers, Inc. ("GBGC") (See Notes C and K[3]).

     In addition to its core golf business, the Company has acquired and begun operating complementary sports and family entertainment facilities, including ice rinks and family sports supercenters. As of December 31, 1998, the Company owned, leased or managed 24 ice rink facilities, including 16 managed facilities and owned one family sports supercenter and leased two family sports supercenters.

 [2] PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of FGC and Eagle Quest Golf Centers, Inc. and its wholly-owned subsidiaries ("Eagle Quest") (collectively the "Company"). All significant intercompany transactions and accounts have been eliminated. These statements give retroactive effect to the acquisition of Eagle Quest on June 30, 1998, which has been accounted for as a pooling-of-interests. As of June 30, 1998 Eagle Quest operated 20 golf facilities, two of which were under construction.

 [3] FOREIGN CURRENCY TRANSLATION:

     The functional currency of Eagle Quest's Canadian operations is the Canadian dollar. Assets and liabilities are translated into United States dollars at the rates of exchange in effect at the balance sheet date and revenues and expenses are translated at the average rates of exchange for the period. Translation adjustments are included in the foreign currency translation adjustment section of stockholders' equity.

     Eagle Quest will periodically undertake transactions in a currency other than its specific functional currency. Such transactions are translated into the functional currency using exchange rates at the date of the transaction. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. FGC does not enter into derivative instruments to offset the impact of foreign exchange fluctuations. Foreign exchange gains and losses included in the determination of operations are not significant for any period presented.

 [4] CASH EQUIVALENTS:

     The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

 [5] SHORT-TERM INVESTMENTS:

     Short-term investments are classified as "held to maturity" and are reported at cost plus accrued income which approximates market value.

 [6] INVENTORIES:

     Inventory consists primarily of merchandise for sale in the pro shop at each facility and food and beverage in the restaurants and is valued at the lower of cost, principally determined on a first-in, first-out basis, or market.

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE A -- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 [7] PROPERTY, EQUIPMENT AND OTHER LONG LIVED ASSETS:

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

     Excess of cost over fair value of assets acquired ("goodwill") arising on the acquisition of businesses is amortized on a straight-line basis over its estimated useful life of up to 20 years. The Company reviews and assesses the recoverability of the carrying amount of goodwill, substantially all of which relates to specific property, together with the related property to determine potential impairment.

     The carrying amount of all long lived assets is evaluated periodically to determine if adjustment to the useful life or to the unamortized balance is warranted. Such evaluation is based principally on the expected utilization of the long lived assets and the projected undiscounted cash flows of the operations in which the long lived assets are used.

     Capitalized costs of long term improvements to existing sites, newly acquired sites and newly constructed sites include certain internally generated costs.

     Costs incurred in connection with the development of internal-use software are capitalized in accordance with the criteria set forth in Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

 [8] LOAN ACQUISITION COSTS:

     Loan acquisition costs incurred in connection with debt financing are amortized over the life of the applicable loan weighted in accordance with the amount of debt outstanding.

 [9] INCOME TAXES:

     The Company accounts for income taxes utilizing the asset and liability approach requiring the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the bases of assets and liabilities for financial reporting purposes and tax purposes and operating loss carryforwards. FGC files a consolidated federal income tax return with its eligible domestic subsidiaries.

 [10] PER SHARE DATA:

     During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires the reporting of earnings (loss) per basic share and earnings (loss) per diluted share. Earnings (loss) per basic share are calculated by dividing net income (loss) by the weighted average outstanding shares during the period. Net income (loss) per diluted share are calculated to include the effect of all dilutive securities including options where there is income before extraordinary item and cumulative effect of a change in accounting principle. Earnings per diluted share do not include the impact of potential common shares (related to the convertible debt) which would be antidilutive based on market prices.

 [11] USE OF ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE A -- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

 [14] RECENTLY ISSUED ACCOUNTING STANDARDS:

     In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Post Retirement Benefits." The statement is effective for fiscal years beginning after December 15, 1997. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the financial statements and measure those instruments at fair value. The statement also establishes accounting and reporting standards for hedging activities. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, earlier application is permitted in any fiscal quarter beginning after June 1998. In October 1998, the Financial Accounting Standards Board issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for sale by a Mortgage Banking Enterprise," amending previously issued SFAS No. 65, effective for the fiscal quarter beginning after December 15, 1998. The Company believes that the above pronouncements either are not applicable or will not have a significant effect on the information presented in the financial statements.

     The financial statements reflect the adoption of Statements of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" and No. 131, "Disclosure about Segments of an Enterprise and Related Information".

     The financial statements also reflect the adoption of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which is effective January 1, 1998 and requires application of the provisions of the statement to comparative financial statements for earlier periods. Comprehensive income (loss), which represents all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners, is being reported in the statement of changes in stockholders' equity.

 [15] MERGER, ACQUISITION AND INTEGRATION EXPENSES:

     For the year ended December 31, 1998, the Company incurred $7,800 of merger, acquisition, integration and other related charges relating to the acquisition of Eagle Quest by the Company on June.

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE A -- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

30, 1998. Included in these costs were: $3,700 of fees and professional expenses, $1,400 of severance and compensation expenses and $2,700 of costs related to the integration of Eagle Quest sites and asset write-offs.

 [16] EARLY EXTINGUISHMENT OF DEBT

     From the proceeds of the public offering of 4.6 million shares of common stock in July 1998, the Company paid off approximately $26,000 of debt incurred through the acquisition of Eagle Quest. In connection with the early extinguishment of debt the Company recorded extraordinary charges of $4,900. The extraordinary charges consisted principally of the write off of debt discounts, loan acquisition costs and prepayment penalties incurred. No income tax benefit was recognized in connection with this extinguishment.

 [17] CHANGE IN ACCOUNTING PRINCIPLE:

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

NOTE B -- COMBINATION WITH EAGLE QUEST GOLF CENTERS, INC.

     On June 30, 1998, FGC issued 1,384,735 shares of its common stock in exchange for all outstanding common stock, options, warrants and put rights of Eagle Quest. Eagle Quest, which was incorporated in British Columbia, Canada on February 5, 1996, acquires, develops and operates golf practice centers incorporating a driving range, a retail golf shop, and a learning academy and, in some locations, a short/executive course. This exchange, which qualified as a tax-free reorganization for federal income tax purposes, has been accounted for as a pooling-of-interests combination and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the combined results of operations, financial position and cash flows of Eagle Quest as though it had been a part of FGC since inception. The results of operations prior to the combination, previously reported by the separate companies and the combined amounts presented in the consolidated financial statements follow.


                          SIX MONTHS ENDED     YEAR ENDED
                              JUNE 30,         DECEMBER 31
                         ------------------   ------------
                                1998              1997
                         ------------------   ------------
Total revenue:
 FGC .................       $ 50,090            $64,825
 Eagle Quest .........          6,031              8,172
                             --------            -------
 Combined ............       $ 56,121            $72,997
                             ========            =======
Net income (loss):
 FGC .................       $  5,697            $10,524
 Eagle Quest .........        (11,267)            (7,255)
                             --------            -------
 Combined ............       $ (5,570)           $ 3,269
                             ========            =======

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE C -- ACQUISITION OF GOLF FACILITIES

 FGC ACQUISITIONS:

     In 1996, FGC acquired (i) golf recreational facilities, in Flemington, New Jersey; Mohegan Lake, New York; Fairfield, Ohio; Tucson, Arizona; Easton, Massachusetts; Flanders, New Jersey; Margate, Florida; Maineville, Ohio and Milwaukee, Wisconsin; (ii) two combination golf center and 9-hole golf courses in Mesa, Arizona and Virginia Beach, Virginia; (iii) a golf recreational facility on which there is a 27-hole golf course in Fountain Inn, South Carolina; and (iv) a par-3 golf course in West Palm Beach, Florida. In 1996, the Company also acquired leasehold interests and the related existing golf recreational facilities in Indian River, Virginia; San Jose, California; Denver, Colorado; Westminster, California; Glen Burnie, Maryland and St. Louis, Missouri which includes a par-3 golf course. In 1996, FGC also acquired a concession license with the City of Denver to manage an existing golf recreational facility and restaurant.

     In 1997, FGC acquired a golf recreational facility in Philadelphia, Pennsylvania and a combination golf center and 18-hole golf course in Palm Royale, California. In 1997, FGC also acquired leasehold interests and (i) the related existing golf recreational facilities in Palm Desert, California; Carver, Massachusetts; Raleigh, North Carolina; Arlington, Texas; San Bruno, California; Milpitas, California; Warrenville, Illinois; Elk Grove, California; Columbus, Ohio; Commack, New York and Lake Grove, New York; (ii) the existing 18-hole golf courses in Olney, Maryland and Greenville, South Carolina; and
(iii) an existing golf recreational facility on which there is a 9-hole executive course in Rio Salado, Arizona. FGC also acquired a concession license with the City of New York to operate an existing golf recreational facility in Randalls Island, New York and a management contract from Bergen County, New Jersey to operate an existing golf-recreational facility.

     In addition to the golf facilities, in 1997 FGC acquired LCI, a New York corporation that owns and operates a 170,000 square-foot family sports supercenter including a golf center, an 18-hole executive golf course, an ice rink, additional family amusements such as video and virtual reality games and conference center, in Lake Grove, New York; the Golf Academy of Hilton Head, Inc. which operates a golf school and designs and manages corporate golf events located in Hilton Head, South Carolina; Long Island Skating Academy located in Syosset, New York; a family sports and entertainment supercenter with two ice rinks, two soccer fields and additional family amusements located in Cincinnati, Ohio and a designer and assembler of premium grade golf clubs located in Palm Desert, California. LCI also owned and operated seven stand-alone bowling centers, six of which were sold shortly after FGC acquired them at FGC's cost.

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

     In addition to the combination with Eagle Quest, during the second quarter of 1998, the Company also acquired a golf facility in Carlsbad, California and the right to operate existing golf facilities in Overland Park and Evergreen, Colorado under concession agreements with the City of Denver. In addition, the Company entered into a concession license with the City of New York to build a golf center in Brooklyn, New York, a long-term lease to construct and operate a golf facility in Shelton, Connecticut and a concession license to construct and operate a golf facility in Green Valley Ranch, Colorado. In addition, in the second quarter of 1998, the Company signed a long-term lease to construct and operate an ice rink facility with two sheets of ice and a family entertainment center in Woodridge, New Jersey.

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE C -- ACQUISITION OF GOLF FACILITIES (CONTINUED)

     In July 1998, the Company acquired Golden Bear Golf Centers, Inc. and a related subsidiary (together "Golden Bear") for $32,000, less certain indebtedness, capital leases and other liabilities, subject to certain post-closing adjustments (the "Golden Bear Acquisition"). The Golden Bear Acquisition included 14 golf centers in California, Florida, Maryland, Michigan, New Jersey, New York, Ohio, Oregon, Pennsylvania and Texas.

     The Company entered into a new license agreement with respect to the existing Golden Bear Golf Centers and the newly acquired centers. See Note K(3).

     In addition to the acquisition of Golden Bear, during the third quarter of 1998, the Company also acquired a 9-hole golf course in Kansas City, Missouri, leasehold interests in golf facilities in Markham, Ontario, Canada, Sacramento, California and all of the outstanding stock of Pinnacle Entertainment, Inc. an operator of coin operated amusement machines.

     In December 1998, the Company acquired SkateNation, Inc., a wholly-owned subsidiary of TrizecHahn (USA) Corporation ("SkateNation"), for $29,000, including certain indebtedness, subject to certain adjustments. SkateNation leases, operates or manages 16 commercial ice rinks in the United States.

     In addition to the acquisition of SkateNation, during the fourth quarter of 1998, the Company also acquired a golf facility in Vaugham, Canada and leasehold interests and the related golf recreational facilities in Thunder Bay, Canada and Vorhees, New Jersey.

 EAGLE QUEST ACQUISITIONS:

     In 1996 Eagle Quest acquired four golf centers comprised of four driving ranges and one executive course. In 1997 Eagle Quest acquired thirteen golf centers comprised of thirteen driving ranges and four executive courses. In the six months ended June 30, 1998, Eagle Quest acquired one additional golf center.

     These acquisitions by FGC and Eagle Quest were accounted for using the purchase method of accounting. The purchase prices paid for the various facilities consisted of cash, common stock, warrants, notes or assumption of liabilities or a combination thereof. Assets acquired and liabilities assumed and the consideration paid is summarized as follows:



                                                                     FACILITIES ACQUIRED
                                                                  --------------------------
                                                                          YEAR ENDED
                                                                         DECEMBER 31,
                                                                  --------------------------
                                                                      1998          1997
                                                                  -----------   ------------
   Property, plant, equipment and leasehold interests .........    $ 120,969     $  72,558
   Other current assets .......................................        7,627         3,788
   Excess of cost over fair value .............................       23,254        20,939
                                                                   ---------     ---------
     Total assets .............................................      151,850        97,285
   Assumption of mortgages payable ............................      (21,315)      (22,285)
   Assumption of other liabilities ............................      (24,629)       (9,648)
                                                                   ---------     ---------
   Net assets acquired ........................................    $ 105,906     $  65,352
                                                                   =========     =========
   Cash .......................................................    $  83,739     $  41,617
   Fair value of common stock and warrants issued .............        5,607        21,168
   Redeemable equity securities ...............................           --           514
   Loan from selling stockholder ..............................        2,589         2,053
   Mortgage ...................................................       13,971
                                                                   ---------     ---------
                                                                   $ 105,906     $  65,352
                                                                   =========     =========

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE C -- ACQUISITION OF GOLF FACILITIES (CONTINUED)

     In connection with the acquisition of a business by Eagle Quest in 1996, a principal shareholder of Eagle Quest transferred common shares to the vendor for nominal consideration. This transfer has been accounted for as a contribution of capital to the Company of approximately $3,190 and included in the purchase price and the values assigned to the assets acquired.

     In November 1995, FGC acquired The Practice Tee, Inc. ("TPT"). TPT operates a combination Golden Bear golf center and golf course facility in El Segundo, California and a combination golf center and par-3 golf course facility in Gilroy, California. The purchase price consisted of $6,000 which included $2,000 for the achievement of certain operating targets.

     The operating results of companies acquired under the purchase method of accounting are included in the Company's results of operations from dates of acquisition.

     The following unaudited pro forma information assumes that the acquisitions in 1998 and 1997 had taken place at the beginning of 1997 and that the acquisitions in 1997 and 1996 had taken place at the beginning of 1996.


                                                    YEAR ENDED DECEMBER 31,
                                             --------------------------------------
                                                 1998          1997         1996
                                             -----------   -----------   ----------
   Total revenue .........................    $144,598       $120,800      $64,826
   Net loss ..............................      (2,999)       (10,630)      (2,890)
   Net loss per share -- basic ...........    $   (.14)      $   (.55)        (.17)
   Net loss per share -- diluted .........    $   (.14)      $   (.55)        (.17)

     Subsequent to December 31, 1998 (the "1999 Acquisitions") the Company acquired golf facilities located in Lodi, New Jersey; El Cajon, California and Portland, Oregon.

     The aggregate purchase price of the 1999 Acquisitions was approximately $2,000 consisting of cash, common stock, assumption of liabilities or a combination thereof.

     The following unaudited pro forma information for the year ended December 31, 1998 assumes that, in addition to the acquisitions in 1998 noted above, the 1999 acquisitions had taken place at the beginning of 1998.


          Total revenue ..........................  $145,533
          Net loss ...............................    (3,143)
          Net loss per share -- basic ............  $   (.15)
          Net loss per share -- dilutive .........  $   (.15)

     Unaudited pro forma results do not include acquisitions which were not material to the operations of the Company.

     In addition, FGC purchased land and in certain locations was awarded municipal contracts, to construct and operate golf facilities in Norwalk, California; Bronx, New York; Broward County, Florida; Seattle, Washington and Denver, Colorado. In 1998, the Company opened its facilities in Broward County, Florida and Seattle, Washington.

     Under certain purchase agreements entered into by Eagle Quest, the sellers are entitled to additional consideration based on the achievement of certain profitability or performance targets. Upon achievement of the contingency target, the obligations are accrued with an offsetting increase to the purchase

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE C -- ACQUISITION OF GOLF FACILITIES (CONTINUED)

price (generally by an increase to goodwill). In the aggregate, Eagle Quest has agreed to a maximum additional contingent consideration in the next four calendar years which has not been recognized in the consolidated financial statements at December 31, 1998 as follows:


  1999 ...................    $525
  2000 ...................     460
  2001 ...................     250
  2002 ...................     250

NOTE D -- SHORT-TERM INVESTMENTS

     Short-term investments including accrued interest, were as follows:


                                                            AT
                                                         COST PLUS
                                                          ACCRUED       FAIR       UNREALIZED
                   HELD TO MATURITY                      INTEREST       VALUE         GAIN
-----------------------------------------------------   ----------   ----------   -----------
     December 31, 1998:
       Commercial paper and corporate bonds .........    $17,374      $17,374         $--
                                                         =======      =======         ===
     December 31, 1997:
       Commercial paper and corporate bonds .........    $55,846      $55,846         $--
                                                         =======      =======         ===


NOTE E -- RESTRICTED CASH DEPOSITS

     Restricted cash deposits represent short-term investments pledged as collateral primarily for letters of credit on certain properties.

NOTE F -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are summarized as follows:


                                                                       DECEMBER 31
                                                                 -----------------------
                                                                    1998         1997
                                                                 ----------   ----------
     Land ....................................................    $ 69,112     $ 39,297
     Leasehold interests, buildings and improvements .........     327,852      163,918
     Machinery and equipment .................................      31,212       14,964
     Furniture and fixtures ..................................      13,256        5,061
     Construction in progress ................................      17,667       19,392
                                                                  --------     --------
                                                                   459,099      242,632
     Accumulated depreciation and amortization ...............      14,819        6,757
                                                                  --------     --------
                                                                  $444,280     $235,875
                                                                  ========     ========

     Net book value of the Company's property, plant and equipment pledged as collateral for various loans aggregated $133,935 and $68,397 at December 31, 1998 and December 31, 1997, respectively. Interest of $3,565, and $942 has been capitalized during the years ended December 31, 1998, and 1997, respectively, which amounts are included in property, plant and equipment. Included in property, plant and equipment at December 31, 1998 and December 31, 1997 are $5,672 and $2,107, respectively, of accumulated capitalized interest. (See Note K[5]).

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE G -- PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets consist of the following:


                                                                  DECEMBER 31,
                                                             ----------------------
                                                                1998         1997
                                                             ----------   ---------
     Prepaid insurance ...................................    $   576      $  566
     Prepaid taxes .......................................         --         251
     Pre-opening expenses ................................         --       2,752
     Accounts receivable and interest receivable .........      7,638       2,769
     Accounts receivable -- employees ....................        243         297
     Other receivable and prepaids .......................      1,820       2,663
                                                              -------      ------
                                                              $10,277      $9,298
                                                              =======      ======

NOTE H -- LEASING ARRANGEMENTS

     Operating leases, which expire at various dates through 2051, are for principally land at the facilities and for office space and, in some cases provide for the payment of real estate taxes and other operating costs and are subject to annual increases based on changes in the Consumer Price Index. Certain leases require contingent rent payments based on a percentage of revenues.

     Future annual minimum lease payments, including expected renewal options, under operating lease agreements that have initial annual or remaining noncancellable lease terms in excess of one year are as follows:


YEAR ENDING DECEMBER 31,
------------------------
          1999 .................................    $ 14,093
          2000 .................................      14,671
          2001 .................................      14,920
          2002 .................................      15,002
          2003 .................................      15,025
          Thereafter ...........................     328,343
                                                    --------
          Total minimum lease payments .........    $402,054
                                                    ========

     Operating lease rent expense for the years ended December 31, 1998, 1997 and 1996, was $11,949, $4,569 and $2,616 respectively.

     Pursuant to certain of the Company's land leases, rent expense charged to operations differs from rent paid because of the effect of free rent periods and scheduled rent increases. Accordingly, the Company has recorded deferred rent payable of $1,193, and $650 at December 31, 1998, and December 31, 1997, respectively. Rent expense is calculated by allocating total rental payments, including those attributable to scheduled rent increases, on a straight-line basis, over the lease term.

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE I -- DEBT

 [1] SHORT-TERM BORROWING AGREEMENTS:

     Eagle Quest:

     Eagle Quest's bank indebtedness is comprised of:


                                                                     DECEMBER 31,
                                                                         1997
                                                                    -------------
Amount drawn under operating lines of credit (December 31, 1997 -
 Cdn. $90) ......................................................        $63


     At December 31, 1997, Eagle Quest had available operating lines of credit from a bank aggregating Cdn. $150 (U.S. $106) that bear interest at bank prime plus 0.5% and are secured by the assets of Eagle Quest's Canadian subsidiaries. Upon the acquisition of Eagle Quest, the loan was repaid in full.

 [2] LONG-TERM OBLIGATIONS:

     On June 30, 1997, FGC entered into a two-year collateralized revolving credit facility of up to $20,000 with a bank convertible into a four year term loan at the end of the first two years. After conversion to a term loan, the loan is payable in 16 substantially equal quarterly installments. Borrowings are at variable rates of interest. The loan is collateralized by the pledge of the stock of most of FGC's subsidiaries and such subsidiaries have also guaranteed the obligations. The agreement includes certain convenants covering operational and financial requirements. At December 31, 1997, there were no amounts outstanding under this facility.

     On December 2, 1998, and as amended, the credit facility was replaced with a syndicated $100,000 secured two (2) year revolving credit facility converting to a four year term loan (the "New Facility") in December 2000. The new credit facility is secured by the pledge of the stock of most of the Company's subsidiaries and such subsidiaries have also guaranteed such obligations. Interest under the new credit facility is to be either (i) the greater of the Bank's prime rate or the federal funds rate plus .5% per annum plus a margin of
 .75% per annum or (ii) the LIBOR, plus between 1.50% and 2.75% per annum depending on a specific financial ratio.

     Long-term obligations consist of the following:


                                                                                                 DECEMBER 31,
                                                                                             ---------------------
                                                                                                1998        1997
                                                                                             ---------   ---------
FGC:
Mortgage payable bearing interest at LIBOR plus 3.5% (capped at 10.5%), payable in monthly installments through May 2000 (the loan is personally guaranteed by the Chairman of
 the Board) ..............................................................................    $ 2,802     $ 2,874
Mortgage payable due March 7, 2001 bearing interest at 5.25% .............................      1,700       1,700
Mortgage note payable due August 1, 2002 bearing interest at LIBOR as adjusted, payable in monthly installments and an additional payment of $5,000 due on or before May 1, 1998
 (6.97% at December 31, 1997 and 6.314% at December 31, 1998). The loan includes certain
 covenants covering operational and financial requirements ...............................     10,746      16,625
Promissory note payable due January 2, 1998 bearing interest at 5.5% per annum ...........                  1,150
Mortgage note payable due November 1, 2009 bearing interest at 9.875%, payable in monthly installments. The mortgage is based on a twenty year amortization payout with a balloon payment that calls for the entire principal balance to be due and payable on
 November 1, 2009 ........................................................................      3,435       3,745
Mortgage note payable in monthly installments with a balloon payment on July 1, 2006
 bearing interest at 8.5% ................................................................      2,261

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE I -- DEBT (CONTINUED)


                                                                                                  DECEMBER 31,
                                                                                             ----------------------
                                                                                                1998         1997
                                                                                             ----------   ---------
Mortgage note payable in monthly installments with a balloon payment on June 13, 2001
 bearing interest at 8% ..................................................................       1,630
Note payable due June 1, 2005 bearing interest at 6% .....................................       1,688
Other debts bearing interest at rates varying from 6% to 15% .............................       3,800         725
Revolving credit facility of up to $100,000 with a bank convertible into a four-year term loan at the end of the first two years. After conversion to a term loan, the loan is payable in 16 substantially equal quarterly installments. Borrowings are at variable
 rates of interest .......................................................................      67,698
Term loan bearing interest at the prime rate less 1% during the drawdown period and at the prime rate during the paydown period. Borrowings under the loan mature in April, 2003,
 collateralized by a mortgage on certain properties ......................................      10,000
Promissory note bearing interest at 7%, payable in monthly installments through May 1,           1,662
  2003
Term loan bearing interest at either LIBOR plus 2.25% or the prime rate and maturing on
 July 19, 2003, collateralized by a mortgage on certain properties. See Note (1) .........       9,914
Note payable due August 1, 2003, bearing interest at prime plus .75% payable in monthly
 principal installments of $10 plus interest .............................................       1,516
Promissory note payable due September, 2002, bearing interest at prime plus 1.25% payable
 in monthly installments plus $50 in September of each year ..............................       1,618
Mortgage note payable in monthly installments with a balloon payment on April 1, 2001
 bearing interest at 8.5% ................................................................       1,899
Mortgage note payable in monthly installments with a balloon payment on August 8, 2001
 bearing interest at 8.5% ................................................................       3,267
Mortgage note payable in monthly installments with a balloon payment on March 1, 2001
 bearing interest at libor plus 3.25% ....................................................       1,339
Mortgage note payable in monthly installments with a balloon payment on June 1, 2001
 bearing interest at libor plus 3.25% ....................................................       1,772
Mortgage note payable in monthly installments with a balloon payment on October 1, 2002
 bearing interest at libor plus 3.25% ....................................................       2,464
Mortgage note payable in monthly installments with a balloon payment on March 1, 2001
 bearing interest at libor plus 3.25% ....................................................       2,654

Eagle Quest:

Bank loan payable of up to $16,000 bearing interest at LIBOR (5.969% at December 31,
 1997) plus 4% per annum on its principal, repayable in monthly installments plus interest to September 2002, and secured by the assets of specific U.S. subsidiaries, net
 of unamortized discount of $504 .........................................................                  10,452
Convertible promissory note payable bearing interest at 6.5% per annum during the first year, 7.5% during the second year, and 8.5% during the third year on its principal, repayable in installments of $699 (Cdn. $1,000) on February 28, 1998 (paid) and $1,750
 (Cdn. $2,500) on September 19, 2000. ....................................................                   2,447
Bank loan payable bearing interest at Canadian bank prime plus 0.5% per annum (6% at
 December 31, 1997), repayable in monthly installments plus interest to February 2008 subject to the ability of the lender to demand repayment at any time, and secured by the
 assets of a subsidiary (repayable as Cdn. $2,233)........................................                   1,561
Other debt bearing interest at rates varying from 6% to 18% ..............................         706       1,708
                                                                                                ------      ------
                                                                                               134,571      42,987
Less current portion .....................................................................       3,950      10,877
                                                                                               -------      ------
Noncurrent portion .......................................................................    $130,621     $32,110
                                                                                              ========     =======

----------
Note (1) As a condition of this loan, FGC entered into an interest rate protection agreement with a bank. Under this Swap Transaction Agreement the LIBOR rate is fixed at 5.93%. In the event LIBOR exceeds such fixed rate, the bank is required to pay such excess to FGC, and in the event that LIBOR is less than such fixed rate, FGC is required to pay the bank such difference.

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE I -- DEBT (CONTINUED)

     The long-term portion of the FGC's debt at December 31, 1998 is payable as follows:


  YEAR ENDING DECEMBER 31,
  ------------------------
  2000 .......................       6,363
  2001 .......................      16,543
  2002 .......................      29,427
  2003 .......................      37,598
  2004 .......................      17,715
  Thereafter .................      22,975
                                    ------
                                  $130,621
                                  ========

 [3] CONVERTIBLE SUBORDINATED NOTES:


     In the fourth quarter of 1997, the FGC issued 5 3/4% Convertible Subordinated Notes (the "Notes") due October 2004 in the aggregate principal amount of $115,000. Interest on the Notes is payable semi-annually on April 15 and October 15 of each year. The Notes are convertible at the option of the holder into shares of common stock of FGC at any time after 60 days of original issuance and prior to maturity, unless previously redeemed, at a conversion price of $24.83 per share, subject to adjustment in certain events as defined. The Notes are subordinated in right of payment to certain other obligations of the FGC including all existing and future Senior Indebtedness (as defined in the indenture). Net proceeds of the offering, after discount to the initial purchasers and offering costs, were approximately $110,550.


 [4] SUBORDINATED DEBENTURES:

                                                                                             DECEMBER 31,
                                                                                                 1997
                                                                                            -------------
Redeemable subordinated debenture (the "Redeemable Debenture") due on May 16, 2002, bearing interest at 12.5% per annum payable quarterly, and secured by a subordinate lien on Eagle Quest's assets located in Canada, net of unamortized debt discount
 of $621 ................................................................................       $1,879
Subordinated debentures (the "Subordinated Debentures") due on June 21, 2002, bearing interest at 13.5% per annum payable monthly, and secured by a subordinate lien on
 Eagle Quest's assets located in Canada, net of unamortized discount of $898 ............        3,102
                                                                                                ------
                                                                                                $4,981
                                                                                                ======

NOTE J -- REDEEMABLE EQUITY SECURITIES

     The following equity securities are redeemable for cash at the holder's option:


                                                                                              DECEMBER 31,
                                                                                                  1997
                                                                                             -------------
10,259 common shares issued in connection with an acquisition, redeemable to December 10,
 1998 at Cdn $49 per share (a) ...........................................................       $  359
2,871 common shares issued in connection with an acquisition, redeemable during the 60 days ending August 29, 1999 at $122 per share, net of discount of $138 (December 31, 1997
 -- $162) being amortized as interest expense over the redemption period (a) .............          188
51,293 warrants issued in connection with the Redeemable Debentures, redeemable at the redemption date, which is any date during the 180 day period following May 2002 at a
 price to be determined on the redemption date ...........................................          690
41,766 warrants issued in connection with the Subordinated Debentures, redeemable during
 the 30 day period ending June 13, 2005 at their fair value at the redemption date .......        1,008
41,034 warrants issued in connection with a bank loan, redeemable at any time within 60 days of the first to occur of the prepayment of the related loan or its stated maturity
 date of September 2002 at their fair value at the redemption date .......................          560
                                                                                                 ------
                                                                                                 $2,805
                                                                                                 ======

----------
(a) Upon the consummation of the acquisition of Eagle Quest, all of the redeemable shares of common stock were redeemed for an aggregate of 13,130 common shares of FGC based on the agreed fair value.

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE K -- COMMITMENTS AND CONTINGENCIES

 [1] EMPLOYMENT AGREEMENTS:

     The Company has employment agreements, as amended, expiring through March 2001 with three of its officers, who are also stockholders of the Company, which provide for aggregate annual base salaries of $260 in 1997, $455 in 1998, $495 in 1999, $535 in 2000 and $415 in 2001.

 [2] CONCESSION LICENSES:

     The Company manages several facilities for municipalities pursuant to concession licenses, four of which are terminable at will by the licensor. The Company's concession license with the City of New York (the "City") for the Douglaston, New York golf center, which was entered into in 1994 and which expires on December 31, 2006, the concession license with the City for the Randall's Island, New York golf center, which was assumed in 1997 and which expires on March 1, 2007, the concession license with the City for the Dreier-Offerman Park, Brooklyn, New York golf center, currently under construction, which was entered into in April 1998 and which expires on March 30, 2019 and the concession license with the Metropolitan Transportation Authority for the Bronx, New York golf center which opened in 1999 which was entered into in 1997 and which expires on December 31, 2009 (respectively, the "Douglaston License," the "Randall's Island License," the "Brooklyn License" and the "Bronx License"), are terminable at will. Pursuant to the Douglaston License, the Randall's Island License, the Brooklyn License and the Bronx License the Company has made approximately $3,933, $2,556, $3,300 and $5,767, respectively, of capital improvements. Pursuant to the Brooklyn License, the Company is obligated to make $4,000 of capital improvements prior to March 1, 1999. If any of these concession licenses are terminated, the licensor may retain, except within the first eight years of the Bronx License, and is not obligated to pay the Company, for the value of such capital improvements.

     The Douglaston License provides for payment of fees to New York City of the greater of $900 or up to 50% of gross revenues (as defined) on an annual basis. The Randall's Island license requires a fee of the greater of $500 or a percentage of revenue as defined in the agreement on an annual basis. The Bronx License provides for annual minimum payments ranging from $500 in 1999 to $990 in 2009, or a percentage of gross revenue (as defined) whichever is greater.

 [3] LICENSE AGREEMENT:

     Pursuant to its original license agreement with Golden Bear Golf, Inc., the Company paid a one-time facility development fee for each Golden Bear golf center. In addition, the Company is required to pay annual royalty fees for each Golden Bear golf center it operates based on Adjusted Gross Revenues ("AGR") as defined, equal to 3% of AGR less than $2,000 plus 4% of AGR between $2,000 and $3,000, plus 5% of AGR over $3,000. The minimum royalty fee for each Golden Bear golf center ranges up to $50 per year.

     Royalty fees incurred for the years ended December 31, 1998, 1997 and 1996 amounted to $400, $301 and $299, respectively.

     In connection with the acquisition of Golden Bear, the Company entered into a new license agreement covering all 21 Golden Bear golf facilities. The agreement provides for minimum royalty payments of $795 per year plus 1% of AGR in excess of $30,000, and additional 1% each, for revenue in excess of $40,000 and $50,000.

 [4] PURCHASE OF TPT AND RELATED PARTY TRANSACTIONS:

     In November 1995, the Company acquired TPT. Prior to the acquisition, two of the officers of the Company individually owned, in aggregate, 70% of the shares of TPT. The excess of cost over fair value

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE K -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

of assets acquired of $4,392 was considered a preferential distribution to certain stockholders. The purchase price included a contingent payment up to $2,000, payable upon the achievement of certain operating income targets which were achieved in 1996 and 1997. The contingent purchase price in respect of the years ended December 31, 1996 and 1997 of $1,000 for each of the years payable to the former TPT shareholders has been reflected as an additional preferential distribution.

     Under an existing agreement with TPT, the Company had an option to acquire TPT (the "TPT Option") for a price equal to 12.5 times the net after tax income of TPT during the full 12 months immediately preceding the exercise of such option. Such price was payable in shares of the Company's common stock. The TPT Option may have been exercised at any time commencing on the earlier of (i) January 1, 1998 or (ii) the date on which TPT has after-tax income of at least $1,000 over a twelve-month period until the expiration date of such option on December 31, 2003.

 [5] OTHER COMMITMENTS:

     At December 31, 1998, the Company had commitments for various construction projects, aggregating $51,000, to be completed within 12 to 24 months.

NOTE L -- BUSINESS SEGMENT INFORMATION

     Information concerning operations by industry segment is as follows:


                                                     GOLF         NON-GOLF
                                                  OPERATIONS     OPERATIONS     CONSOLIDATED
                                                 ------------   ------------   -------------
     Year ended December 31, 1998:
       Total revenue .........................     $100,734       $ 21,430        $122,164
       Operating income ......................       15,267          4,641          19,908
       Depreciation and amortization .........        8,954          2,184          11,138
       Identifiable assets ...................      454,199        117,841         572,040
       Capital expenditures ..................      172,832         65,052         237,884
     Year ended December 31, 1997:
       Total revenue .........................     $ 64,688       $  8,309        $ 72,997
       Operating income ......................        8,213          2,402          10,615
       Depreciation and amortization .........        6,569            532           7,101
       Identifiable assets ...................      309,001         54,035         363,036
       Capital expenditures ..................       92,362         52,156         144,518

     Non-golf operations relate to complementary sports and family entertainment facilities which includes ice rink facilities, soccer fields and other indoor family sports and amusements.

     There were no non-golf operations for the year ended December 31, 1996.

NOTE M -- STOCKHOLDERS' EQUITY

 [1] STOCK SPLIT:

     The Board of Directors approved a three for two stock split which was distributed in May 1998. Stockholder's equity has been restated to give retroactive recognition to the stock split for all the periods presented by reclassifying from additional paid in capital to common stock, the par value of additional shares arising from the split. In addition, all references to number of shares and per share amounts have been restated to reflect the stock split.

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE M -- STOCKHOLDERS' EQUITY (CONTINUED)

 [2] STOCK OPTION PLANS:

     The Company has stock-based compensation plans, which provide for the granting of stock options to employees for the purchase of common stock at the fair value of the stock on the date of grant.

     The Company has elected to continue to account for stock option grants in accordance with APB 25 and related interpretations. Accordingly, no compensation cost has been recognized for fixed options because the exercise prices of the stock options on the date of grant equal the market values of the Company's common stock.

     Had the compensation costs for the plans been determined based upon the fair value at the grant date consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per share on a pro forma basis would have been the amounts indicated below:


                                          YEAR ENDED DECEMBER 31,
                                   --------------------------------------
                                       1998          1997         1996
                                   ------------  -----------  -----------
     Net income (loss):
       As reported ..............    $ (4,988)     $ 3,269       $4,322
       Pro forma ................     (11,028)      (1,074)       3,661
     Net income (loss) per share:
       As reported:
        Basic ...................       (0.21)        0.17         0.28
        Diluted .................       (0.21)        0.16         0.27
       Pro forma:
        Basic ...................       (0.48)       (0.06)        0.24
        Diluted .................       (0.48)       (0.06)        0.23

     The Company has not included potential common shares in the 1998 and 1997 pro forma diluted loss per share computation, where the result would be antidilutive.

     These pro forma amounts may not be representative of future disclosures due to, among other things: (i) the estimated fair value of stock option is amortized over the vesting period, (ii) additional options may be granted in future years and (iii) options granted in 1995 and prior thereto are not included.

     The weighted average fair value at date of grant for options granted during the years 1998, 1997 and 1996 were $10.46, $10.33 and $9.85, respectively, using the Black-Scholes option-pricing model with the following assumptions:


                                               YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------
                                          1998              1997           1996
                                    ---------------   ---------------   ---------
Dividend yield ..................         0%                0%              0%
Expected volatility .............      0.62            0.76 - 0.82        0.73
Risk-free interest rate .........   4.37% - 5.59%     5.60% - 6.58%         6%
Expected life in years ..........         5                 5               5


                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE M -- STOCKHOLDERS' EQUITY (CONTINUED)

     FGC Stock Option Plans:

     FGC's 1994 Stock Option Plan (the "Plan") provides for the grant of options to purchase up to 450,000 shares of common stock to employees, officers, directors and consultants of the FGC's. Options may be either "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or nonqualified options. Incentive stock options may be granted only to employees of the Company, while nonqualified options may be issued to nonemployee directors, consultants and others, as well as to employees of the Company. The Company's 1996 Stock Incentive Plan (the "New Plan") is identical to the Plan, except that the New Plan provides (i) for the grant of options to purchase up to 750,000 shares of common stock, (ii) an automatic grant of nonqualified stock options to purchase 15,000 shares to each nonemployee director upon his election or appointment to the Board of Directors and (iii) annual grants (commencing on the date the New Plan was approved by stockholders) to each nonemployee director of nonqualified stock options to purchase 15,000 shares of common stock at the fair market value of the common stock on the date of the grant.

     FGC's 1997 Stock Incentive Plan (the "1997 Plan"), which provides for the grant of options to purchase up to 750,000 shares of common stock, is identical to the New Plan. FGC will grant options under the 1997 Plan, once no more options are available under the New Plan.

     FGC's 1998 Stock Option and Award Plan (the "1998 Plan"), adopted by the Board of Directors on April 23, 1998 and approved by the stockholders on June 26, 1998, is identical to the 1997 Plan except that (i) it provides for the grant of stock awards (either outright or for a price to be determined) as well as options, (ii) it provides for grants of stock awards and options for up to 1,500,000 shares of Common Stock to those employees, officers, directors, consultants or other individuals or entities eligible under the Plans (as defined) to receive stock awards or options (each, a "Plan Participant") and
(iii) no Plan Participant may receive more than an aggregate of 500,000 shares of Common Stock by grant of options and/or stock awards during the term of the 1998 Plan.

     The exercise price per share of common stock subject to an incentive option may not be less than the fair market value per share of common stock on the date the option is granted. The per share exercise price of common stock subject to a nonqualified option may be established by the Board of Directors.

     Incentive stock options granted under the Plan cannot be exercised more than 10 years from the date of grant.

     The following summarizes the stock option activity for the years ended December 31:


                                                            1998                       1997                      1996
                                                 -------------------------- -------------------------- ------------------------
                                                                 WEIGHTED                   WEIGHTED                  WEIGHTED
                                                                  AVERAGE                   AVERAGE                   AVERAGE
                                                                 EXERCISE                   EXERCISE                  EXERCISE
                                                     SHARES        PRICE       SHARES        PRICE        SHARES       PRICE
                                                 ------------- ------------ ------------ ------------- ------------ -----------
Outstanding at beginning of year ...............   1,429,236    $  13.391    1,018,290    $  11.737       435,308    $  5.687
Options granted ................................     749,438       18.016      498,185       15.399       641,118      15.131
Options exercised ..............................    (133,572)      10.359      (87,239)       5.542       (58,136)     (3.720)
                                                   ---------                 ---------                  ---------
Outstanding at end of year .....................   2,045,102       15.284    1,429,236       13.391     1,018,290      11.737
                                                   ---------                 ---------                  ---------
Options exercisable at end of year .............     799,558       13.049      439,590        9.965       172,898       5.026
                                                   =========                 =========                  =========
Options available for grant at end of year .....     914,750
                                                   =========

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE M -- STOCKHOLDERS' EQUITY (CONTINUED)

     In December 1998, the Company issued 220,000 restricted shares of common stock under the 1998 Plan, of which 195,250 shares were terminated in February 1999.

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1998.


                                     OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                    ------------------------------------------------------   ---------------------------------
                                     WEIGHTED AVERAGE
RANGE OF                NUMBER         CONTRACTUAL       WEIGHTED AVERAGE        NUMBER       WEIGHTED AVERAGE
EXERCISE PRICES      OUTSTANDING      LIFE REMAINING      EXERCISE PRICE      EXERCISABLE      EXERCISE PRICE
-----------------   -------------   -----------------   ------------------   -------------   -----------------
 $2.33                   87,756             5.50             $  2.33             87,756          $  2.33
 $4.00--$5.92             6,750             6.52                5.70              6,750             5.70
 $9.92--$14.63          847,918             8.66               12.09            264,455            11.42
 $15.17--$20.00         795,803             8.15               16.25            438,722            16.05
 $23.75--$27.00         305,000             9.39               25.30                 --               --
 $68.00                   1,875             7.92               68.00              1,875            68.00
                        -------             ----             -------            -------          -------
 $2.33--$68.00        2,045,102             8.43             $ 15.28            799,558          $ 13.05
                      =========             ====             =======            =======          =======

     Additionally, in connection with the purchase of certain golf facilities, FGC granted the sellers options to acquire up to an aggregate of 81,000 shares of common stock at prices ranging from $0.01 to $26.67 per share, with a weighted average exercise price per share of $20.77. As of December 31, 1998, options to purchase 64,888 shares of common stock were outstanding all of which were exercisable.

     Eagle Quest Stock Option Plans:

     At December 31, 1997, Eagle Quest had a stock option plan (the "Eagle Quest Plan") which provided for the issuance of options to key employees, consultants and directors. Prior to the acquisition, shareholders had authorized the issuance of stock options up to an aggregate of the equivalent of 82,068 FGC shares under the Eagle Quest Plan. The Board of Directors of Eagle Quest, and subsequently the shareholders, approved an increase in the authorized number of stock options to the equivalent of 164,136 FGC shares.

     The following table summarizes the transactions in the Eagle Quest Plan since the incorporation of Eagle Quest on February 5, 1996.


                                                                               THE EQUIVALENT
                                                                                    FGC
                                                                EQUIVALENT        WEIGHTED
                                                                 NUMBER OF        AVERAGE
                                                                FGC SHARES     EXERCISE PRICE
                                                               ------------   ---------------
Year ended December 31, 1997:
 Options granted ...........................................      64,321           $11.70
 Options exercised .........................................      (2,808)            7.07
 Options forfeited .........................................      (4,103)           13.16
                                                                  ------
Deemed to be granted at December 31, 1997 and June 30, 1998, being maximum number of options authorized under the
 Eagle Quest Plan ..........................................      57,410           $11.70
                                                                  ------
Exercisable options:
 December 31, 1997 .........................................      21,598           $10.48
                                                                  ------

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE M -- STOCKHOLDERS' EQUITY (CONTINUED)

     Of granted options at December 31, 1997, the equivalent of 20,517 FGC options have been granted to certain officers and become exercisable only upon the occurrence of specified future events. As these events cannot be considered to be more likely than not to occur, no compensation expense has been recorded for these options. In addition, through March 13, 1998, the Board of Directors has granted options exercisable into the equivalent of 81,079 FGC common shares, which options are exercisable to February 12, 2008, provided that the exercise of any of these options were subject to the receipt of shareholder approval to increase the number of authorized stock options under the Eagle Quest Plan. These options include the grant on February 12, 1998 of options to certain key employees to purchase the equivalent of 32,827 FGC common shares at an exercise price of $24.37 per share, expiring ten years from the date of grant.

     On March 31, 1998, the Board of Directors granted additional options exercisable into the equivalent of 12,146 FGC common shares, which options are exercisable until March 2008.

     Upon the consummation of the acquisition of Eagle Quest, all of the then outstanding Eagle Quest stock options were redeemed for 67,189 common shares of FGC based on the agreed fair value.

 [3] WARRANTS:

     FGC:

     In connection with the initial public offering in November 1994, the Company issued warrants to the representatives of the underwriters to purchase 180,000 shares of common stock at $3.67 per share exercisable through November 1999, of which warrants to purchase 60,000 shares were exercised in connection with a public offering in December 1995 and the remaining warrants to purchase 120,000 shares were exercised in 1996.

     In connection with the public offering in December 1995, FGC has granted warrants to the representatives of the underwriters to purchase from the Company up to 450,000 shares of common stock at $13.50 per share exercisable through December 2000, of which warrants to purchase 108,068 and 3,324 shares were exercised in the years ended December 31, 1998 and December 31, 1997, respectively. As of December 31, 1998, warrants to purchase 338,608 shares of common stock were outstanding.

     In connection with consulting services to be rendered over a three-year period, FGC in 1996 issued warrants to a consultant to purchase 105,000 shares of common stock at $13.25 per share. Such warrants were exercised in 1996.

     In connection with the purchase of LCI in July 1997, the FGC issued warrants to the sellers to purchase an aggregate of 83,306 shares of common stock at $18.33 per share exercisable through July 2002, of which warrants to purchase 1,476 were exercised in the year ended December 31, 1998. As of December 31, 1998 warrants to purchase 81,830 shares of common stock were outstanding.

     Eagle Quest:

     (a) Subordinated Debentures and Warrants:

         The purchasers of the Eagle Quest Subordinated Debentures were issued warrants to purchase the equivalent of 41,766 FGC common shares at a price of $0.24 per common share for the period ending July 13, 2002. Eagle Quest recorded the warrants at the difference between their fair value of $24.37 per warrant and the $0.24 per warrant exercise price.

         In the event that the Subordinated Debentures were not repaid by June 13, 2000, the number of warrants was to increase to 65,632, if not repaid by June 13, 2001, the number of warrants was to increase to 89,499; and if not repaid by June 13, 2002, the number of warrants was to increase to 113,365.

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE M -- STOCKHOLDERS' EQUITY (CONTINUED)

  (b) Other Warrants:

      At December 31, 1997, Eagle Quest had outstanding warrants, including the warrants issued in connection with a bank loan, to purchase an additional 249,282 common shares. These warrants expire at various dates to May 15, 2007. All warrants outstanding at December 31, 1997 were granted in 1997. Of these warrants, 240,049 became exercisable in 1997, 8,207 became exercisable in 1998 and 1,026 become exercisable in 1999. In certain circumstances, an additional 4,103 common shares may be purchased pursuant to one of the issued and outstanding warrants. Certain of the warrants are subject to anti-dilution provisions and the exercise price of such warrants may decrease in certain circumstances.

      On March 13, 1998, Eagle Quest issued 58,309 warrants to purchase common shares of the Company at $26.81 per share in connection with a mortgage payable. These warrants, which became exercisable on issue, expire on March 6, 2008.


  (c) Redemption of Eagle Quest Warrants:

      Upon the consummation of the acquisition of Eagle Quest, all of the Eagle Quest warrants were redeemed for 129,286 common shares of FGC based on the agreed fair value.


NOTE N -- INCOME TAXES


     Income or (loss) before income taxes extraordinary item and cumulative effect of a change in accounting principle for each of the periods presented by jurisdiction are as follows:


                                         YEAR ENDED DECEMBER 31,
                                 ---------------------------------------
                                     1998          1997          1996
                                 ------------   ----------   -----------
  United States ..............     $ 20,695      $11,570         8,400
  Canada .....................      (10,158)      (3,159)       (1,194)
                                   --------      -------        ------
                                   $ 10,537      $ 8,411       $ 7,206
                                   ========      =======       =======

     The provision for income taxes consists of the following:





                                         YEAR ENDED DECEMBER 31,
                                    ---------------------------------
                                       1998        1997        1996
                                    ---------   ---------   ---------
       Current ..................    $8,279      $3,900      $2,514
       Deferred .................       321       1,242         370
                                     ------      ------      ------
        Total provision .........    $8,600      $5,142      $2,884
                                     ======      ======      ======

     Temporary differences arise due to differences between reporting for financial statement purposes and for federal income tax purposes relating primarily to deferred rent expense and depreciation and amortization methods.

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE N -- INCOME TAXES (CONTINUED)

     Expected tax expense based on the United States statutory rate is reconciled with the actual expense as follows:


                                                                           PERCENT OF PRE-TAX EARNINGS
                                                                       ------------------------------------
                                                                                    YEAR ENDED
                                                                                   DECEMBER 31,
                                                                       ------------------------------------
                                                                          1998         1997         1996
                                                                       ----------   ----------   ----------
   Expected tax expense ............................................       35.0%        35.0%        34.0%
   Canadian and United States operating losses and other
     expenses for which no tax benefit has been recognized .........       45.5         22.8          2.0
   State income tax (benefit), net of federal tax effect ...........        5.8          5.6          3.7
   Utilization of net operating loss carryforwards .................       (4.7)
   Other ...........................................................                    (2.3)          .3
                                                                           ----         ----         ----
                                                                           81.6%        61.1%        40.0%
                                                                           ====         ====         ====

     The deferred tax assets (liabilities) are recorded as follows:


                                                                  DECEMBER 31,
                                                            -------------------------
                                                                1998          1997
                                                            -----------   -----------
   Deferred tax assets:
    Deferred rent .......................................         437        $   247
    Tax basis of assets in excess of book basis .........         714            714
    Loss carryforwards ..................................       8,800          3,650
    Valuation allowance .................................      (6,908)        (1,758)
                                                               ------        -------
                                                                3,043          2,853
   Deferred tax liabilities:
    Book basis of assets in excess of tax basis .........      (6,260)        (7,049)
                                                               ------        -------
   Net deferred (liability) .............................      (3,217)       $(4,196)
                                                               ======        =======

     At December 31, 1998, the Eagle Quest has estimated net operating loss carryforwards available for income tax purposes as follows:




                                          EXPIRING
                              AMOUNT      THROUGH
                            ----------   ---------
  Canada ................    $15,000        2005
  United States .........      6,000        2018

NOTE O -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial statements:

     Cash and cash equivalents approximate fair value. The cost and fair value of short-term investments are disclosed in Note C.

     Short-term loan payable -- the carrying amount approximates fair value due to the short-term maturities of these instruments.

                  FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE O -- FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

     Long-term and other debt -- fair value is estimated based on borrowing rates offered to the Company.


     The carrying amounts and fair value of the Company's financial instruments as of December 31, 1998 and December 31, 1997 are as follows:


                                                    CARRYING       FAIR
                                                     AMOUNT        VALUE
                                                   ----------   ----------
       December 31, 1998:
        Cash and cash equivalents ..............    $  3,878     $  3,878
        Restricted cash deposits ...............         314          314
        Long-term debt .........................     134,571      134,571
        Convertible subordinated notes .........     115,000      107,000

       December 31, 1997:
        Cash and cash equivalents ..............    $  6,042     $  6,042
        Restricted cash deposits ...............         390          390
        Long-term debt .........................      42,987       42,987
        Convertible subordinated notes .........     115,000      115,000
        Redeemable equity securities ...........       2,805        2,805
        Subordinated debentures ................       4,981        4,981

NOTE P -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                       1ST QUARTER             2ND QUARTER              3RD QUARTER              4TH QUARTER
                                  ---------------------- ----------------------- ------------------------- -----------------------
                                      1997       1998        1997        1998        1997         1998        1997        1998
                                  ----------- ---------- ------------ ---------- ------------ ------------ ---------- ------------
Total revenue ...................   $ 9,701    $ 21,497    $ 19,676    $ 34,624    $ 25,240     $ 38,613    $ 18,380    $ 27,430
Operating income (loss) .........      (600)        844       5,357       2,658       6,394       12,809        (536)      3,597
Net income (loss) ...............      (787)     (3,724)      2,767      (3,881)      4,222        1,841      (2,933)        776
Net income (loss) per share:
 Basic ..........................   $ (0.04)   $  (0.18)   $   0.15    $  (0.19)   $   0.22     $   0.07    $  (0.14)   $   0.03
 Diluted ........................     (0.04)      (0.18)       0.15       (0.19)       0.21         0.07       (0.14)       0.03