Form 10-Q
period 1999-03-31
FAMILY GOLF CENTERS INC
filed 1999-05-17
CIK 929941

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
  [X]    EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1999
                                --------------

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

                              538 Broadhollow Road
                            Melville, New York 11747
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (516) 694-1666
--------------------------------------------------------------------------------
                         (Registrant's telephone number)


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
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                           Outstanding as of May 14, 1999
                -----                           -------------------------------
Common Stock, par value $.01 per share                   25,979,085

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

The results of operations of the Company for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)

                                                                     MARCH 31,   DECEMBER 31,
                                ASSETS                                 1999         1998
                                                                     ---------    ---------
                                                                    (UNAUDITED)
Current assets:
  Cash and cash equivalents                                          $   1,535    $   3,878
  Restricted cash deposits                                                 126          314
  Short-term investments                                                 5,412       17,374
  Inventories                                                           25,156       26,220
  Prepaid expenses and other current assets                             14,142       10,277
                                                                     ---------    ---------
         Total current assets                                           46,371       58,063
Property, plant and equipment net                                      462,318      444,280
Loan acquisition costs (net)                                             6,357        6,269
Other assets                                                            11,517       11,201
Excess of cost over fair value of assets acquired                       51,795       52,227
                                                                     ---------    ---------
         TOTAL                                                       $ 578,358    $ 572,040
                                                                     =========    =========

                             LIABILITIES

Current liabilities:
  Accounts payable, accrued expenses and other current liabilities   $  17,037    $  21,408
  Income taxes payable                                                   1,120        2,590
  Current portion of long-term obligations                               4,417        3,950
                                                                     ---------    ---------
         Total current liabilities                                      22,574       27,948

Long-term obligations (less current portion)                           140,731      130,621
Convertible subordinated notes                                         115,000      115,000
Deferred rent                                                            1,354        1.193
Deferred tax liability                                                   3,217        3,217
Other liabilities                                                        4,704        4,738
                                                                     ---------    ---------
         Total liabilities                                             287,580      282,717
                                                                     ---------    ---------
Minority interest                                                           40           40
                                                                     ---------    ---------
Commitments, contingencies and other matters

                         STOCKHOLDERS' EQUITY

Preferred stock - authorized 2,000,000 shares, none outstanding
Common stock - authorized 50,000,000 shares, $.01 par value;
25,979,000 and 26,117,000 shares outstanding at
  March 31, 1999 and December 31, 1998                                     260          261
Additional paid-in capital                                             289,361      292,040
Retained earnings                                                        2,313        1,561
Accumulated other comprehensive income:
  Foreign currency translation adjustment                                 (583)        (667)
Unearned compensation                                                     (566)      (3,865)
Treasury shares                                                            (47)         (47)
                                                                     =========    =========
         Total stockholders' equity                                    290,738      289,283
                                                                     =========    =========
         TOTAL                                                       $ 578,358    $ 572,040
                                                                     =========    =========

   The accompanying notes to financial statements are an integral part hereof.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED
                                                                     MARCH 31,
                                                          ----------------------------
                                                                   (Unaudited)

                                                              1999            1998
                                                          ------------    ------------
Operating revenues                                        $     27,329    $     16,737
Merchandise sales                                                7,820           4,760
                                                          ------------    ------------
     Total revenue                                              35,149          21,497
                                                          ------------    ------------
Operating expenses                                              22,203          13,751
Cost of merchandise sold                                         5,346           3,240
Selling, general and administrative expenses                     3,591           3,662
                                                          ------------    ------------
Income from operations                                           4,009             844

Interest expense                                                (3,155)         (2,629)
Other income                                                       378             956
                                                          ------------    ------------
Income (loss) before income taxes and cumulative effect
of a change in accounting principle                              1,232            (829)
Income tax expense                                                 480             860
                                                          ------------    ------------
Income (loss) before cumulative effect of a change in
accounting principle                                               752          (1,689)
Cumulative effect of a change in accounting principle:
  Preopening expenses, net of tax effect                            --          (2,035)
                                                          ------------    ------------
Net income (loss)                                         $        752    $     (3,724)
                                                          ============    ============
Basic earnings per share:
  Income (loss) before cumulative effect of
  change in accounting  principle                                  .03            (.08)
  Cumulative effect of change in accounting
  principle                                                         --            (.10)
                                                          ------------    ------------
  Net income (loss)                                                .03            (.18)
                                                          ============    ============
Diluted earnings (loss) per share:
  Income (loss) before cumulative effect of
  change in accounting principle                                   .03            (.08)
  Cumulative effect of change in accounting
  principle                                                         --            (.10)
                                                          ------------    ------------
  Net income (loss)                                                .03            (.18)
                                                          ============    ============
  Weighted - average shares outstanding - basic             25,957,000      20,599,000
  Effect Of Dilutive Securities                                117,000              --
                                                          ------------    ------------
Weighted average shares outstanding - diluted               26,074,000      20,599,000
                                                          ============    ============

   The accompanying notes to financial statements are an integral part hereof.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                 --------------------
                                                                   1999        1998
Cash flows from operating activities:
  Net income (loss)                                              $    752    $ (3,724)
  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:

  Cummulative effect of a change in accounting principle                        2,035
  Depreciation and amortization                                     3,753       2,562
  Non-cash operating expenses                                                      15
  (Increase) decrease in inventories                                1,064      (3,763)
  (Increase) in prepaid expenses and other current assets          (3,865)     (1,240)
  (Increase) decrease in other assets                                (316)        722
  Increase (decrease) in accounts payable and accrued expenses     (1,480)      5,875
  Increase in deferred rent                                           161          59
  Increase (decrease)in other liabilities                             (34)        706
  Increase (decrease) in income taxes payable                      (1,470)     (4,533)
                                                                 --------    --------
     Net cash provided by (used in) operating activities           (1,435)     (1,286)
                                                                 --------    --------
Cash flows from investing activities:
  Acquisitions of property and equipment                          (23,728)    (43,329)
  Acquisitions of goodwill                                                     (9,773)
  Restricted cash deposits                                            188
  Net proceeds from sale of short-term investments                 11,962      48,113
  Increase (decrease) in foreign currency exchange                     84
                                                                 --------    --------
     Net cash (used in) investing activities                      (11,494)     (4,989)
                                                                 ========    ========

Cash flows from financing activities:
    (Increase) in loan acquisition costs                              (88)       (344)
    Proceeds from loans, banks and others                          11,512       5,205
    Repayment of bank loans                                          (935)     (4,102)
    Net proceeds from issuance of common stock                                     38
    Proceeds from the exercise of options and warrants                          1,647
    Increase (decrease) in unearned compensation                       97
                                                                 --------    --------
    Net cash provided by financing activities                    $ 10,586    $  2,444
                                                                 ========    ========
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (2,343)     (3,831)
Cash and cash equivalents - beginning of period                     3,878       6,042
                                                                 --------    --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                           1,535       2,211
                                                                 ========    ========
Supplemental and noncash disclosures:
   Acquisition of property in exchange for common stock          $    522    $  1,329
   Acquisition of property subject to loans payable                 1,012       4,058
   Acquisition of goodwill in exchange for mortgages and notes                  3,742
   Issuance of stock for services rendered                                         53
   Property additions accrued but not paid                          3,903       1,010
   Interest paid                                                    1,798       1,578
   Taxes paid                                                       2,904       4,980


   The accompanying notes to financial statements are an integral part hereof.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

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

Through an agreement with Golden Bear Golf, Inc. ("GBGI"), the Company is licensed to use the name "Golden Bear" for certain of the Company's golf centers. In July 1998, the Company acquired fourteen golf centers from Golden Bear Golf, Inc. and the original license agreement was terminated and replaced with a new license agreement pursuant to which the Company has agreed to operate its seven existing "Golden Bear" Golf Centers and the 14 acquired golf centers under the name "Golden Bear".

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

[3] CHANGE IN ACCOUNTING PRINCIPLE

On April 3, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (SOP 98-5). In the third quarter of 1998 the Company adopted SOP 98-5 effective as of January 1, 1998. The impact of this change in accounting principle on the Company relates to the treatment of pre-opening costs associated with newly developed facilities. SOP 98-5 requires that these costs be expensed as incurred as compared to the Company's previous policy to capitalize these costs and amortize them over a twelve month period. The $2.0 million (net of tax effect) cumulative effect change on prior year is included in the income for the three months ended March 31, 1998.

(NOTE B) INVENTORIES:

Inventory consists of merchandise for sale in the pro shop at each facility and is valued at the lower of cost on a first-in, first-out basis or market.

(NOTE C) ACQUISITIONS:

During the first quarter of 1999 the Company acquired three golf facilities located in Lodi, California ("Lodi"), El Cajon, California ("El Cajon"), and Portland, Oregon ("Portland").

These acquisitions, and all other acquisitions made by the Company in 1998, other than Eagle Quest, have been accounted for under the purchase method of accounting and, accordingly, the results of operations have been included from the date of acquisition.

The following unaudited pro forma information assumes that certain acquisitions in 1998 had taken place at the beginning of 1998. The operations of Lodi, El Cajon and Portland were not material to the operations of the Company for the period ended March 31, 1999.

                                                         DECEMBER 31,
                                                         ------------
                                                            1998
                                                         ------------
     Total revenue                                       145,533,000
     Net (loss)                                           (3,143,000)
     Net (loss) per share - basic                               (.15)
                          - diluted                             (.15)

(NOTE D) BUSINESS SEGMENT INFORMATION:

Information concerning operations by industry segment is as follows (dollars in thousands):

                                          GOLF         NON-GOLF
                                       OPERATIONS     OPERATIONS   CONSOLIDATED

Three months ended March 31, 1999
Total revenue                          $  24,461      $  10,688     $  35,149
Operating income                           1,904          2,105         4,009
Depreciation and amortization              2,676          1,077         3,753
Identifiable assets                      452,812        125,546       578,358
Capital expenditures                      20,819          1,288        22,107

Three months ended March 31, 1998:
Total revenue                          $  16,592      $   4,905     $  21,497
Operating income (loss)                      (55)           899           844
Depreciation and amortization              1,973            589         2,562
Identifiable assets                      336,728         42,179       378,907
Capital expenditures                      12,787            645        13,432

Non-golf operations relate to complementary sports and family entertainment facilities which includes ice rink facilities, soccer fields and other indoor family sports and amusements.

(NOTE E) INDEBTEDNESS:

On December 2, 1998, and as amended, the Company replaced the existing $44.3 million credit facility with a syndicated $100,000,000 secured two (2) year revolving credit facility converting to a four (4) year term loan. Chase serves as the administrative agent for this new credit facility. The new credit facility is secured by the pledge of the stock of most of the Company's subsidiaries and such subsidiaries also guarantee such obligations. Interest under the new credit facility is to be either (i) the greater of the bank's prime rate or the federal funds rate plus .5% per annum plus a margin of .25% per annum or (ii) the LIBOR rate, plus between 1% and 2% per annum (depending on the Company's ratio of Consolidated Funded Debt to Consolidated EBITDA (as such terms are defined in the credit agreement). As of March 31, 1999, the Company had drawn down $78.2 million of this facility.

(NOTE F) RESTRICTED STOCK:

In February 1999, a restricted stock award of common stock granted to certain officers of the Company was termintated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto appearing elsewhere in the Report. This Report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in the Report and include statements regarding the intent, belief or current expectations of the Company with respect to (i) the Company's acquisition and financing plans, (ii) trends affecting the Company's financial condition or results of operations, (iii) the impact of competition and (iv) the expansion and integration of certain operations. The Company cautions that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Report, including, without limitation, the information under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", and the information contained in the Company's Annual Report on Form 10-K for the year ended 1998 under "Risk Factors" and "Business" identifies important factors that could cause or contribute to such differences.

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

Most of the Company's revenues from its golf centers are derived from selling tokens and debit cards for use in automated range-ball dispensing machines, pro shop merchandise sales, charging for rounds of miniature golf, golf lessons and management fees. The Company also derives revenues at its golf courses from golf club membership fees, fees for rounds of golf and golf lessons. The Company derives revenues from its ice rink facilities by renting rinks to hockey leagues, charging admissions to its skating facilities for public skating, providing lessons through USFSA-certified instructors, skate equipment rental, and from pro-shop merchandise and food beverage sales and video games. The Company derives revenues from its Family Sports Supercenters from substantially the same sources as described above. As of March 31, 1999, the Company operates or manages 26 family entertainment and ice rink facilities.

EAGLE QUEST MERGER

On June 30, 1998, the Company completed the acquisition of Eagle Quest for 1,384,735 shares of the Company's common stock for all of the outstanding common stock, options and warrants of Eagle Quest. This transaction was accounted for as a pooling-of-interests business combination. Eagle Quest was the second largest operator of golf driving ranges in North America, with 18 golf centers in Texas, Washington and Canada. Accordingly, financial statements for prior periods have been restated to include the accounts of Eagle Quest. All amounts discussed herein include the consolidated results of the Company and its subsidiaries, including Eagle Quest.

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

RESULTS OF OPERATIONS

The following table sets forth selected operations data of the Company expressed as a percentage of total revenue (except for operating expenses which is expressed as a percentage of operating revenue and cost of merchandise sold which is expressed as a percentage of merchandise sales) for the periods indicated below:

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                      --------------------
                                                         1999     1998
                                                         ----     ----
Operating revenues                                        77.8%    77.9%
Merchandise sales                                         22.2     22.1
Total revenue                                            100.0    100.0

Operating expenses                                        81.2     82.2
Cost of merchandise sold                                  68.4     68.1
Selling, general and admin. expenses                      10.2     17.0
Income from operations                                    11.4      3.9
Interest expense                                           9.0     12.2
Other income                                               1.1      4.4

Income (loss) before income taxes extraordinary item
and cumulative effect of a change in accounting
principle                                                  3.5     (3.9)

Income tax expense                                         1.4      4.0
Income before extraordinary items and
  Cumulative effect of  a change in
  accounting principle                                     2.1     (7.9)
Cumulative effect of  a change in
  accounting principle
  Preopening expenses (net of tax effect)                   --     (9.4)
Net income (loss)                                          2.1    (17.3)

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

The Company acquires golf centers, ice rinks and family entertainment centers at varying times during the year, as a result of the change in the number of golf centers open from period to period, the comparison between the 1999 and 1998 periods may not necessarily be meaningful.

Total revenue for the three months ended March 31, 1999 was $35.1 million as compared to $21.5 million for the same period in 1998, an increase of $13.6 million (63%). The overall increase in revenue was primarily attributable to having additional golf facilities in operation during the 1999 period as well as the revenue generated by the Company's ice rinks and Family Sports Supercenters. Total revenue for the 52 golf centers operating for the full three months ended March 31, 1999 and 1998 increased 5% to $12.9 million in the 1999 period from $12.3 million in the 1998 period. The increase in revenues for these golf centers was primarily due to strong range and merchandise sales in the month of March, offsetting essentially flat sales in the months of January and February. In the first 2 months of the quarter, strong sales on the West Coast (compared to weaker sales in 1998 due to adverse weather conditions (El Nino) were offset by lower sales due to less favorable weather conditions on the East Coast. Total revenue for the 17 Eagle Quest golf centers in operation for the full first quarter of 1999 and 1998 decreased by 8%. Total revenue for the 52 Family Golf Centers and 17 Eagle Quest centers in operation during the first quarter of 1999 and 1998 increased by 3% to $15.0 million from $14.6 million in 1998.

Operating revenue, consisting of all sales except merchandise sales, amounted to $27.3 million for the three months ended March 31, 1999, as compared to $16.7 million for the comparable 1998 period, an increase of $10.6 million (63%).
The increase in operating revenue was primarily attributable to having additional golf facilities in operation during the 1999 period. Total operating revenue for the 52 golf centers operating for the full three months ended March 31, 1999 and 1998 increased 5% to $8.6million in the 1999 period from $8.2 million in the 1998 period. Operating revenue for the 17 Eagle Quest golf centers decreased by 8%. Non-golf revenue from the Company's Family Sports Supercenters and ice rink facilities totaled $24.5 million for the three months ended March 31, 1999 and $16.6 million in the comparable 1998 period. total operational revenue for the 52 Family Golf Centers and 17 Eagle Quest centers increased by 2% to $10.15 million in 1999 from $9.95 million in 1998.

Merchandise sales amounted to $7.8 million for the three months ended March 31, 1999 as compared to $4.8 million for the comparable 1998 period, an increase of $3.0 million (62%). The increase in merchandise sales was primarily due to the contribution of new locations and the continuing emphasis placed by the Company on improving pro shop sales, improved purchasing procedures and increased promotion. Total merchandise sales for the 52 golf centers operating for the full three months ended March 31, 1999 and 1998 increased 5% to $4.3 million in the 1999 period from $4.1 million in the 1998 period. Merchandise sales for the 17 Eagle Quest golf centers decreased by 8%. Total merchandise sales for the 52 Family Golf Centers and the 17 Eagle Quest golf centers increased by 5% to $4.85 million in 1999 from $4.6 million in 1998.

Operating expenses, consisting of operating wages and employee costs, land rent, depreciation of golf driving range, skating and family entertainment facilities and equipment, utilities and all other facility operating costs, increased to $22.2 million (81.2% of operating revenue) in the 1999 period from $13.8 million (82.2%) of operating revenue) in the 1998 period, an increase of $8.4 million (62.0%). The increase in operating expenses was primarily due to having additional golf and family entertainment centers in operation during the 1999 period.

The cost of merchandise sold increased to $5.3 million (68.4% of merchandise sales) in the 1999 period from $3.2 million (68.1%) of merchandise sales) in the comparable 1998 period. The overall increase in this cost of $2.1 million (65.6%) was primarily due to the higher level of merchandise sales. The increase in cost of merchandise sold as a percentage of merchandise sales was primarily due the higher cost of goods sold at the Eagle Quest locations.

Selling, general and administrative expenses for the three months ended March 31, 1999 amounted to $3.6 million (10.2 % of total revenue) compared to $3.7 million (17.0% of total revenue) in the comparable 1998 period. The decrease of $100,000 (2.7%) was the result of the combination in overhead costs between FGCI and Eagle Quest. Selling, general and administrative expenses declined as a percentage of total revenue primarily due to the substantial increase in revenue and a relatively low corresponding incremental increase in certain selling, general and administrative costs related to the reduction in combined overhead.

Interest expense increased to $3.2 million for the three months ended March 31, 1999 from $2.6 in the comparable 1998 period. The increase in interest expense was due primarily to additional debt outstanding. Other income, including interest income, decreased to $378,000 in the 1999 period as compared to $956,000 in the 1998 period.

The Company had income before income taxes and cumulative effect in a change in accounting principle of $1.2 million for the three months ended March 31, 1999, as compared to loss of $829,000 in the comparable 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had working capital of $23.8 million compared to $30.1 million at December 31, 1998.

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

The Company's outstanding indebtedness as of March 31, 1999 including the Notes (defined below) and other indebtedness of $260.1 million bears interest at fixed and variable rates currently ranging from 5.25% to 9.875%. On December 2, 1998, the Company entered into a Credit Agreement (the "Agreement") with The Chase Manhattan Bank (the "Bank") providing for a two-year $100 million revolving credit facility converting to a four-year term loan at the end of two years (the "Credit Facility").

The Company anticipates making substantial additional expenditures in connection with the construction, acquisition and operation of new facilities and capital improvements to existing facilities. Facility opening expenditures primarily relate to projected facility construction and opening costs, associated marketing activities and the addition of personnel. In many cases, the Company acquires, rather than leases, the land on which its facilities are located, which entails additional expenditures. Based on the Company's experience with its existing golf centers, the Company believes that the cost of opening or acquiring a golf center generally ranges from approximately $1.0 million to $4.0 million (exclusive of land costs). The Company may also acquire or construct additional ice rink facilities and Family Sports Supercenters which, on a per facility basis, are expected to cost more than the Company's golf centers. The Company believes that the cost of opening or acquiring ice rink facilities will range from approximately $2.0 million to $4.0 million and the cost of opening or acquiring a Family Sports Supercenter to range from $8.0 million to $12.0 million. However, there can be no assurance that facility opening or acquisition costs will not exceed the amounts estimated above. Facility opening and acquisition costs vary substantially depending on the location and status of the acquired property (i.e. whether significant improvements are necessary) and whether the Company acquires or leases the related land. Land acquisition costs vary substantially depending on a number of factors, including principally location.

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

INFLATION

There was no significant impact on the Company's operations as a result of inflation during the three months ended March 31, 1999.

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

Although there can be no assurance, the total projected cost associated with the Company's year 2000 program is not expected to be material to the Company's financial position, results of operations or cash flows. The total cost for the project (excluding internal payroll costs) is currently expected to approximate $100,000 to $175,000, which is being funded with the Company's working capital. As of March 31, 1999, the Company had incurred approximately $75,000 relating to its year 2000 compliance project.

The project team has defined a four-phase approach to determining the year 2000 readiness of the Company's systems, software and equipment. Phase I, Inventory Assessment, involves the inventory of all systems, software and equipment and the identification of any year 2000 issues. This phase is complete. Phase II, Remediation, involves repairing, upgrading and/or replacing any non-compliant equipment and systems. The Company has already begun replacing its older IBM systems to a year 2000 compliant Windows(R) based system as part of the Company's plans to upgrade its point-of-sales merchandise control systems. The Company expects to adjust rather than replace its non-IT systems to perform properly in the year 2000 and thereafter. Phase III, Testing, involves testing the Company's systems, software, and equipment for year 2000 readiness, or in certain cases, relying on test results provided to the Company from suppliers. The project team has commenced testing of the Company's most critical software programs to ensure year 2000 compliance and has begun contacting all major suppliers to review year 2000 compliance issues of their products. By June 15, 1999, the Company intends to engage an independent consultant to verify and validate the state of readiness of the Company's systems. Phase IV, Implementation and Completion, involves placing compliant systems, software and equipment into production or service and implementing all necessary contingency plans. In the event that any program or system fails system readiness testing, the Company will rely on its contingency plans to alleviate the year 2000 issues. These contingency plans, will include, but will not be limited to, development of backup and recovery procedures, remediation of existing systems in parallel with the installation of new systems, replacement with temporary manual processes and identification of alternative suppliers.

As of March 31, 1999, the Company's overall progress by phase for all IT and non-IT systems was as follows:

--------------------------------------------------------------------------------
                                                              TARGET
PHASE                                     PERCENT COMPLETE    COMPLETION DATE
--------------------------------------------------------------------------------
Phase I - Inventory Assessment            100%                Complete
--------------------------------------------------------------------------------
Phase II - Remediation                    95%                 June 1, 1999
--------------------------------------------------------------------------------
Phase III - Testing                       90%                 June 15, 1999
--------------------------------------------------------------------------------
Phase IV- Implementation and Completion   85%                 July 15, 1999
--------------------------------------------------------------------------------

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                        NONE

ITEM 2. CHANGE IN SECURITIES

    During the quarter ended March 31, 1999, the Company issued an aggregate of 63,376 shares of Common Stock as part of the consideration for 3 separate acquisitions. Such shares were issued in the amounts, on the dates and for the securities or assets listed below: (i) January 14, 1999, 24,909 shares, Shun Jong Lee, all of the issued and outstanding securities of the 82nd Avenue Golf Range, Inc., a company which owned a golf center located in Portland, Oregon as well as 8,000 shares to Western Golf Properties International, Ltd. in connection with such transaction; (ii) March 5, 1999, 12,467 shares, El Cajon Golf Associates, Inc., the El Cajon golf center, located in El Cajon, California; and (iii) March 15, 1999, 8000 shares, Carl and Judith Fink, Lodi golf center, located in Lodi, California. Such issuances were not registered under the Securities Act of 1933 (the "Act"). None of such issuances involved any general solicitation and each of the recipients of the Common Stock has represented that such recipient understands that the Common Stock may not be sold or otherwise transferred absent registration under the Act or an exemption therefrom and each certificate representing shares of such Common Stock bears a legend to such effect.


ITEM 3. DEFAULT UPON SENIOR SECURITIES                           NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      NONE

ITEM 5. OTHER INFORMATION                                        NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS

        EXHIBIT 27                                    FINANCIAL DATA SCHEDULE

(B) REPORTS ON FORM 8-K

The Company's current report on Form 8-K/A, dated December 2, 1998 and filed January 14, 1999, reporting Item 7 Financials.

SIGNATURE


    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:             , 1999
      -------------
       Melville, NY

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