Form 10-Q
period 1999-06-30
FAMILY GOLF CENTERS INC
filed 1999-08-16
CIK 929941

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
[X]     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                 (516) 694-1666
           ---------------------------------------------------------
                         (Registrant's telephone number)


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
Yes [X] No [ ].

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding as of August 11, 1999
--------------------------------------         ---------------------------------
Common Stock, par value $.01 per share                    26,038,236

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

The results of operations of the Company for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                          JUNE 30,   DECEMBER 31,
                          ASSETS                           1999          1998
                                                            ----          ----
                                                        (UNAUDITED)
Current assets:
  Cash and cash equivalents                              $   3,590    $   3,878
  Restricted cash deposits                                     314          314
  Short-term investments                                       331       17,374
  Inventories                                               28,401       26,220
  Prepaid expenses and other current assets                 16,086       10,277
                                                         ---------    ---------
          Total current assets                              48,722       58,063
Property, plant and equipment net                          486,177      444,280
Loan acquisition costs (net)                                 6,603        6,269
Other assets                                                 9,065       11,201
Excess of cost over fair value of assets acquired           51,424       52,227
                                                         ---------    ---------
          TOTAL                                          $ 601,991    $ 572,040
                                                         =========    =========

                       LIABILITIES
Current liabilities:
  Accounts payable, accrued expenses and other current   $  27,106    $  21,408
    liabilities
  Income taxes payable                                         354        2,590
  Current portion of long-term obligations                 273,994        3,950
                                                         ---------    ---------
          Total current liabilities                        301,454       27,948
                                                         ---------    ---------

Long-term obligations (less current portion)                            130,621
Convertible subordinated notes                                          115,000
Deferred rent                                                1,472        1,193
Deferred tax liability                                       3,217        3,217
Other liabilities                                            6,465        4,738
                                                         ---------    ---------
         Total liabilities                                 312,608      282,717
                                                         ---------    ---------

Minority interest                                               40           40
                                                         ---------    ---------

Commitments, contingencies and other matters

                   STOCKHOLDERS' EQUITY
Preferred stock - authorized 2,000,000 shares,
none outstanding
Common stock - authorized 50,000,000 shares,
$.01 par value; 26,037,000 and
26,117,000 shares outstanding at
June 30, 1999 and December 31, 1998                            260          261
Additional paid-in capital                                 289,361      292,040
Retained earnings                                              789        1,561
Accumulated other comprehensive income:
   Foreign currency translation adjustment                    (548)        (667)
Unearned compensation                                         (472)      (3,865)
Treasury shares                                                (47)         (47)
                                                         ---------    ---------
         Total stockholders' equity                        289,343      289,283
                                                         ---------    ---------
          TOTAL                                          $ 601,991    $ 572,040
                                                         =========    =========

   The accompanying notes to financial statements are an integral part hereof.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except par value)
                                   (Unaudited)

                                                       SIX MONTHS ENDED        THREE MONTHS ENDED
                                                            JUNE 30,               JUNE 30,
                                                      --------------------    --------------------
                                                        1999        1998        1999        1998
                                                      --------    --------    --------    --------
Operating revenues                                    $ 62,847    $ 43,051    $ 35,518    $ 26,314
Merchandise sales                                       19,800      13,070      11,980       8,310
                                                      --------    --------    --------    --------
     Total revenue                                      82,647      56,121      47,498      34,624
Operating expenses                                      55,780      29,285      33,578      15,534
Cost of merchandise sold                                13,719       8,909       8,373       5,669
Selling, general and
 administrative expenses                                 7,581       6,673       3,989       3,011
Merger, acquisition, integration and other related
charges                                                     --       7,752          --       7,752
                                                      --------    --------    --------    --------
Income from operations                                   5,567       3,502       1,558       2,658
Interest expense                                        (7,326)     (5,375)     (4,171)     (2,746)
Other income                                               494       1,190         116         234
                                                      --------    --------    --------    --------
Income (loss) before income taxes and cumulative
effect of a change in accounting principle              (1,265)       (683)     (2,497)        146
Income tax expense                                        (493)      4,887        (973)      4,027
                                                      --------    --------    --------    --------
Net income (loss) before cumulative effect of a
change in accounting principle                        $   (772)   $ (5,570)     (1,524)   $ (3,881)

Cumulative effect of a change in accounting
principle
  Pre-opening expenses, net of tax effect                   --       (2035)         --          --
                                                      --------    --------    --------    --------
Net income (loss)                                         (772)     (7,605)     (1,524)     (3,881)
                                                      ========    ========    ========    ========

Basic and diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in
accounting principle                                     (0.03)      (0.26)      (0.06)      (0.19)
Cumulative effect of change in accounting principle                  (0.10)
                                                      --------    --------    --------    --------
Net income (loss) per share                              (0.03)      (0.36)      (0.06)      (0.19)
                                                      ========    ========    ========    ========

Weighted average shares outstanding - Basic             26,056     20, 844      26,088      20,856

Effect of dilutive securities                               --          --          --          --
                                                      --------    --------    --------    --------

Weighted average shares outstanding - Dilutive          26,056      20,844      26,088      20,856
                                                      ========    ========    ========    ========

    The accompany notes to financial statements are an integral part hereof.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)
                                   (Unaudited)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                          --------------------
                                                                            1999        1998
                                                                          --------    --------
Cash flows from operating activities:
 Net loss                                                                 $   (772)   $ (7,605)
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                                               9,396       5,156
 Non-cash merger, acquisition, integration and other related charges                     2,969
 Non-cash operating expenses                                                   193       2,234
 (Increase) in inventories                                                  (2,181)     (7,874)
 (Increase) in prepaid expenses and other current assets                    (5,809)     (4,405)
 (Increase) in prepaid income taxes                                                        (82)
 (Increase) decrease in other assets                                         2,136      (2,519)
 Increase in accounts payable and accrued expenses                           2,214       7,982
 Increase (decrease) in other liabilities                                    2,006          (2)
 (Decrease) in income taxes payable                                         (2,236)     (2,626)
                                                                          --------    --------
    Net cash (used in) provided by operating activities                      4,947      (6,772)
                                                                          --------    --------
Cash flows from investing activities:
Acquisitions of property and equipment                                     (46,365)    (63,720)
Acquisitions of goodwill                                                               (12,498)
Restricted cash deposits                                                                    65
Net proceeds from sale of short-term investments                            17,043      55,839
                                                                          --------    --------
    Net cash (used in) investing activities                                (29,322)    (20,314)
                                                                          --------    --------
Cash flows from financing activities:
   (Increase) in loan acquisition costs                                       (334)       (299)
   Proceeds from loans, banks and others                                    37,551      39,375
   Repayment of bank loans                                                 (13,130)    (16,718)
   Net proceeds from issuance of common stock                                               38
     Proceeds from the exercise of options and warrants                                  2,741
                                                                          --------    --------
   Net cash provided by financing activities                                24,087      25,137
                                                                          --------    --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (288)     (1,949)
Cash and cash equivalents - beginning of period                              3,878       6,042
                                                                          --------    --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                 $  3,590    $  4,093
                                                                          ========    ========

Supplemental and noncash disclosures:
   Acquisition of property in exchange for common stock                   $    522    $  6,403
   Acquisition of goodwill in exchange for mortgages, notes,
     and common stock                                                                    3,953
   Acquisition of property subject to loans payable                          1,012       6,642
   Issuance of stock for services rendered                                                  53
   Property additions accrued but not paid                                   4,496          15
   Interest paid                                                             4,564       3,228
   Taxes paid                                                                3,048       7,641

   The accompanying notes to financial statements are an integral part hereof.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

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

[3] CHANGE IN ACCOUNTING PRINCIPLE

On April 3, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (SOP 98-5). In the third quarter of 1998, the Company adopted SOP 98-5 effective as of January 1, 1998. The impact of this change in accounting principle on the Company relates to the treatment of pre-opening costs associated with newly developed facilities. SOP 98-5 requires that these costs be expensed as incurred as compared to the Company's previous policy of capitalizing these costs and amortizing them over a twelve month period.

(NOTE B) INVENTORIES:

Inventory consists of merchandise for sale in the pro shop at each facility and is valued at the lower of cost on a first-in, first-out basis or market.

(NOTE C) ACQUISITIONS:

During the first quarter of 1999, the Company acquired three golf facilities located in Lodi, California ("Lodi"), El Cajon, California ("El Cajon"), and Portland, Oregon ("Portland").

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

                                            DECEMBER 31,
                                          ---------------
                                               1998
                                          ---------------
Total revenue                                144,598
Net (loss)                                    (2,999)
Net (loss) per share  - basic                   (.14)
                      - diluted                 (.14)

                     (NOTE D) BUSINESS SEGMENT INFORMATION:

       Information concerning operations by industry segment is as follows (dollars in thousands):

                                           GOLF        NON-GOLF
                                        OPERATIONS    OPERATIONS   CONSOLIDATED
Six months ended June 30, 1999
Total revenue                           $ 64,700      $ 17,947       $ 82,647
Operating income                           4,000         1,567          5,567
Depreciation and amortization              7,227         2,169          9,396
Identifiable assets                      476,459       125,532        601,991
Capital expenditures                      43,729         8,785         52,514

Six months ended June 30, 1998:
Total revenue                             46,729         9,392          56,121
Operating income                           1,521         1,981           3,502
Depreciation & amortization                3,807         1,349           5,156
Identifiable Assets                      344,548        61,492         406,040
Capital expenditures                     109,695         7,602         117,297

Three months ended June 30, 1999:
Total revenue                           $ 40,239      $  7,259        $ 47,498
Operating income                           2,096          (538)          1,558
Depreciation and amortization              4,552         1,092           5,644

Three months ended June 30, 1998:
Total revenue                             30,176         4,448          34,624
Operating income                           1,519         1,139           2,658
Depreciation and amortization              2,309           721           3,030

Non-golf operations relate to complementary sports and family entertainment facilities which includes ice rink facilities and other indoor family sports and amusements.

(NOTE E) INDEBTEDNESS:

On December 2, 1998, and as amended, the Company replaced the existing $44.3 million Credit Facility with a syndicated $100,000,000 secured two (2) year revolving Credit Facility converting to a four (4) year term loan. Chase serves as the administrative agent for this new credit facility. The new Credit Facility is secured by the pledge of the stock of most of the Company's subsidiaries and such subsidiaries also guarantee such obligations. Interest under the new Credit Facility was to be either (i) the greater of the bank's prime rate or the federal funds rate plus .5% per annum plus a margin of .25% per annum or (ii) the LIBOR rate, plus between 1% and 3.0% per annum (depending on the Company's ratio of Consolidated Funded Debt to Consolidated EBITDA (as such terms are defined in the credit agreement).

During the first half of 1999, the Company borrowed an additional $30.5 million under the Credit Facility, $10.5 million of which was used to repay all amounts outstanding under the mortgage loan with ORIX USA Corporation. As of June 30, 1999, $98.2 million was outstanding under the Credit Facility.

On August 12, 1999 the Company was granted, for a $250,000 fee, a temporary waiver of certain of the financial covenants under the Credit Facility. This waiver expires on October 5, 1999 and is subject to earlier expiration under certain circumstances. Under the waiver, the interest rate for amounts outstanding under the Credit Facility was adjusted to prime plus 2%. The Company is currently engaged in discussions with Chase and the bank syndicate to restructure the Credit Facility and to obtain additional liquidity. There can, however, be no assurance that such a restructuring will be achieved or that any request for additional liquidity will be obtained. If such a restructuring is unsuccessful the Company will be in default under the Credit Facility which default would trigger a cross-default under substantially all of the Company's other debt instruments. In this event, the Company would likely file a voluntary petition seeking protection under the bankruptcy laws.

In June 1999, the Company entered into a loan agreement with ChinaTrust Bank (U.S.A.) providing for up to an $8 million term loan, secured by a mortgage on two of the Company's existing properties. The loan matures in

July, 2005 and bears interest at the prime rate less 1.0% during the draw down period and at the prime rate during the pay down period. As of June 30, 1999, the Company had drawn down $6.0 million available under the loan.

In June 1999, the Company entered into two sale leaseback transactions with Realty Income Corp. ("RIC"). The Company sold the real property located at its Flanders, New Jersey site and Alpharetta, Georgia site for $2.2 million and $3.3 million, respectively. Simultaneously with such sales, the Company entered into a 25 year lease for each site with five 5-year renewal options with an annual rent equal to 10.8% of the sale proceeds, which rent escalates every two years based on an increase in the consumer price index.

On June 30, 1999 the Company entered into a Modification Agreement with NationsBank N.A. whereby in exchange for a $2 million payment of principal and a $40,000 extension fee, NationsBank agreed to extend the maturity of its four secured term loans aggregating $6.1 million until August 31, 1999. On August 12, 1999, the Company again entered into a Modification Agreement with NationsBank whereby in exchange for an increase in the interest rate, to the prime rate plus 2% and a $15,000 extension fee, NationsBank agreed to extend the maturity of its four secured term loans to October 5, 1999. The Company currently does not have the capital necessary to repay this indebtedness on October 5, 1999 when such principal amount is due and intends to restructure the loans with NationsBank or, failing such restructuring, to obtain funding from the lenders under the Credit facility to satisfy the NationsBank obligation. There can, however, be no assurance that such a restructuring will be achieved or that any request for additional liquidity to satisfy NationsBank will be obtained. In such event, NationsBank would have the right to declare a default under the loan agreement, which default would trigger a cross-default under the Company's other debt instruments. In this event, the Company would likely file a voluntary petition seeking protection under the bankruptcy laws.

On July 29, 1999, the Company obtained a waiver from Fleet Bank whereby in exchange for the Company transferring $225,000 into a cash reserve account and paying a $6,000 waiver fee, Fleet Bank agreed to waive a financial covenant applicable to the performance of the Company's ice facility in Simsbury, Connecticut. The Company also agreed that within 60 days of the waiver, it would work toward a mutually satisfactory loan restructuring agreement, which, among other things, would include a reduction in the $2.8 million principal amount outstanding to Fleet. Depending on the principal reduction amount required by Fleet in such loan restructuring agreement, it is possible that the Company will not have the capital necessary to make such payment. In such event, Fleet would have the right to declare a default under the loan agreement which default would trigger a cross-default under the Company's other debt instruments. In this event, the Company would likely file a voluntary petition seeking protection under the bankruptcy laws.

(NOTE F) RESTRICTED STOCK:

In February 1999, a restricted stock award of common stock granted to certain officers of the Company was terminated.

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

GENERAL

The Company operates golf centers, ice rink facilities and family entertainment centers in North America. Our golf centers are designed to provide a wide variety of practice opportunities, including facilities for driving, chipping, putting, pitching and sand play. In addition, our golf centers typically offer full-line pro shops, golf lessons instructed by PGA-certified golf professionals and other amenities such as miniature golf and snack-bars to encourage family participation. From 1992 through 1998, we expanded rapidly, growing from one facility in 1992 to 121 facilities as of June 30, 1999. As a result of our performance over the last two quarters (and our liquidity constraints, as described below), we are not likely continue to expand over the near term but instead will focus on assimilating and strengthening our existing operations.

Our golf facilities have opened at varying times over the past several years. As a result of changes in the number of golf facilities open from period to period, the seasonality of operations, the timing of acquisitions, the completion of various debt and equity financings and the expansion of our business to include ice rinks and Family Sports Supercenters, results of operations for any particular period may not be indicative of the results of operations in the future.

Most of our revenues from the golf centers are derived from selling tokens and debit cards for use in automated range-ball dispensing machines, pro shop merchandise sales, charging for rounds of miniature golf, golf lessons and management fees. We also derive revenues at our golf courses from golf club membership fees, fees for rounds of golf and golf lessons. We derive revenues from our ice rink facilities by renting rinks to hockey leagues, charging admissions to our skating facilities for public skating, providing lessons through USFSA-certified instructors, skate equipment rental, and from pro-shop merchandise and food beverage sales and video games. We derive revenues from our Family Sports Supercenters from substantially the same sources as described above. As of June 30 1999, we operated or managed 26 family entertainment and ice rink facilities.

EAGLE QUEST MERGER

On June 30, 1998, we completed the acquisition of Eagle Quest for 1,384,735 shares of our common stock for all of the outstanding common stock, options and warrants of Eagle Quest. This transaction was accounted for as a pooling-of-interests business combination. Eagle Quest was the second largest operator of golf driving ranges in North America, with 18 golf centers in Texas, Washington and Canada. Accordingly, financial statements for prior periods have been restated to include the accounts of Eagle Quest. All amounts discussed herein include the consolidated results of Family Golf Centers, Inc. and its subsidiaries, including Eagle Quest.

The differences between our previously reported historical results and the restated results discussed below are due to the combination of Eagle Quest's revenues, expenses and losses with our historical revenues, expenses and income of the Company. Our restated results of operations are not necessarily indicative of the results of operations of the consolidated entity in the future.

RESULTS OF OPERATIONS

The following table sets forth selected operations data expressed as a percentage of total revenue (except for operating expenses which is expressed as a percentage of operating revenue and cost of merchandise sold which is expressed as a percentage of merchandise sales) for the periods indicated below:

                                SIX MONTHS ENDED   THREE MONTHS ENDED
                                     JUNE 30,            JUNE 30,
                                ----------------    ----------------
                                 1999      1998      1999      1998
                                 ----      ----      ----      ----

Operating revenues               76.0%     76.7%     74.8%     76.0%
Merchandise sales                24.0      23.3      25.2      24.0
                                -----     -----     -----     -----
Total revenue                   100.0     100.0     100.0     100.0

Operating expenses               88.8      68.0      94.5      59.0
Cost of merchandise sold         69.3      68.2      69.9      68.2
Selling, general and
  admin. expenses                 9.2      11.9       8.4       8.7
Merger, acquisition,
 integration and other
  related charges                  --      13.8        --      22.4
Income from operations            6.7       6.2       3.3       7.7
Interest expense                  8.9       9.6       8.8       4.6
Other income                      0.6       2.1       0.2       0.7

Income (loss) before income
taxes                            (1.5)     (1.2)     (5.0)      0.4
Income tax expense (benefit)     (0.6)      8.7      (2.1)     11.6
Net income (loss)                (1.0)    (10.0)     (3.2)    (11.2)

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Total revenue for the six months ended June 30, 1999 was $82.6 million as compared to $56.1 million for the same period in 1998, an increase of $26.5 million (47%). The overall increase in revenue was attributable to having additional golf centers in operation during the 1999 period, as well as the revenue generated by our ice rink and Family Sports Supercenters. Total revenue for the 69 golf centers operating for the full six months ended June 30, 1999 and 1998 increased 1% to $39.0 million in the 1999 period from $38.4 million in the 1998 period. Operating revenues increased by 1% to $26.6 million while merchandise sales increased by 4% to $12.3 million. Total revenues for the 52 golf centers operated by Family Golf Centers in the 1998 and 1999 periods increased 4%, while operating revenues for these centers increased by 3% and merchandise sales increased by 4%. Total revenue for the 17 golf centers operated by Eagle Quest in the 1998 period declined 11%, while operating revenues declined 14% and merchandise sales declined by 1%.

Operating revenue, consisting of all sales except merchandise sales, amounted to $62.8 million for the six months ended June 30, 1999, as compared to $43.1 million for the comparable 1998 period, an increase of $19.7 million (46%). The increase in operating revenue was primarily attributable to having additional golf centers in operation during the 1999 period, as well as the revenue generated by our ice rinks and Family Sports Supercenters. Non-golf revenue from our Sports Supercenters and ice rinks totaled $17.9 million for the six months ended June 30, 1999.

Merchandise sales, consisting of golf clubs, balls, bags, gloves, videos, apparel and related accessories, amounted to $19.8 million for the six months ended June 30, 1999 as compared to $13.1 million for the comparable 1998 period, an increase of $6.7 million (51%). The increase in merchandise sales was primarily due to the contribution of new locations.

Operating expenses, consisting of operating wages and employee costs, land rent, depreciation of golf driving range facilities and equipment, utilities and all facility operating costs, increased to $55.8 million (89% of operating revenue) in the 1999 period from $29.3 million (68% of operating revenue) in the 1998 period, an increase of $26.5 million (90%). The increase in operating expenses was primarily due to the operating costs of locations that were operated by the Company during the 1999 period which were not owned in the 1998 period. The increase in operating expenses as a percentage of revenues resulted from several factors, including increased staff expense at our golf centers which was incurred to focus on improving pro shop and lesson revenues, without achieving, however, the expected revenue improvement; training and related expenses incurred in connection with the implementation of our new MIS system; and the delayed opening of several new facilities which resulted in significant expenses without realizing the anticipated offsetting revenues.

The cost of merchandise sold increased to $13.7 million (69% of merchandise sales) in the 1999 period from $8.9 million (68% of merchandise sales) in the comparable 1998 period. The overall increase in the cost of merchandise sold of $4.8 million (54%) was primarily due to the higher level of merchandise sales. The increase in cost of merchandise sold as a percentage of merchandise sales is primarily due to a change in product mix and an overall reduction in industry profit margins.

Selling, general and administrative expenses for the six months ended June 30, 1999 amounted to $7.6 million (9% of total revenue) compared to $6.7 million (12% of total revenue) in the comparable 1998 period, an increase of $900,000 (14%), primarily due to the expenses associated with opening and operating additional golf centers. Selling, general and administrative expenses declined to 9% of total revenue in 1999 from 12% in 1998 primarily due to the increase in revenues and a relatively low corresponding incremental increase in certain selling, general and administrative costs as a result of the combination of overhead costs between Family Golf Centers Inc. and Eagle Quest.

Interest expense increased to $7.3 million for the six months ended June 30, 1999 from $5.4 in the comparable 1998 period. Other income, primarily interest income, decreased to $494,000 in the 1999 period from $1.2 million in the 1998 period a decrease of $696,000.

Excluding the one-time merger, acquisition, integration and other related expenses, we had a loss before income taxes of $1.3 million for the six months ended June 30, 1999, as compared to income of $7.1 million in the comparable 1998 period. Inclusive of the one-time charges, loss before income taxes for the six months ended June 30, 1998 was $683,000. After tax losses, excluding one-time merger, acquisition, integration and other related expenses, for the six months ended June 30, 1999 amounted to $772,000, as compared to $2.2 million in the comparable 1998 period. Inclusive of the one-time charges, net loss after taxes for the six months ended June 30, 1998 was $5.6 million.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

We acquired golf centers, ice rinks and family entertainment centers at varying times during the year. As a result of the change in the number of golf centers open from period to period, the comparison between the 1999 and 1998 periods may not necessarily be meaningful.

Total revenue for the three months ended June 30, 1999 was $47.5 million as compared to $34.6 million for the same period in 1998, an increase of $12.9 million (37%). The overall increase in revenue was primarily attributable to having additional golf facilities in operation during the 1999 period as well as the revenue generated by our ice rinks and Family Sports Supercenters. Total revenues for the 81 golf centers operating for the full three month period in 1998 and 1999 increased by 4% from $27.3 million in 1998 to $28.4 million in 1999. Operating revenues increased by 3% and merchandise sales increased by 8%. The 81 golf centers consisted of 52 golf centers operated by Family Golf during the 1998 period, 17 golf centers operated by Eagle Quest, 9 golf centers acquired from Metro Golf in 1998 and 3 golf centers acquired from Blue Eagle during 1998. Total revenues for the 52 Family Golf facilities increased by 5%, operating revenues increased by 6% and merchandise sales increased by 4%. Total revenues for the 17 Eagle Quest centers declined by 6%, operating revenues declined by 10% and merchandise sales increased by 12% from 1998. Total revenues for the 12 Metro Golf and Blue Eagle locations increased by 11%, operating revenues increased by 2% and merchandise sales increased by 40%.

Non-golf revenues from our Sports Supercenters and ice rinks amounted to $7.3 million in the 1999 period versus $4.4 million in 1998 due mainly to the new Denver Supercenter and SkateNation acquisition.

Operating revenue, consisting of all sales except merchandise sales, amounted to $35.50 million for the three months ended June 30, 1999, as compared to $26.3 million for the comparable 1998 period, an increase of $9.2 million (35%). The increase in operating revenue was primarily attributable to having additional golf facilities in operation during the 1999 period.

Merchandise sales, consisting of golf clubs, balls, bags, gloves, videos, apparel and related accessories, amounted to $12.0 million for the three months ended June 30, 1999 as compared to $8.3 million for the comparable 1998 period, an increase of $3.7 million (45%). The increase in merchandise sales was primarily due to the contribution of new locations and the continuing emphasis placed by us on improving pro shop sales, improved purchasing procedures and increased promotion.

Operating expenses, consisting of operating wages and employee costs, land rent, depreciation of golf driving range skating and family entertainment facilities and equipment, utilities and all other facility operating costs, increased to $33.6 million (95% of operating revenue) in the 1999 period from $15.5 million (59% of operating revenue) in the 1998 period, an increase of $18.1 million.
The increase in operating expenses was primarily due to having additional golf and family entertainment centers in operation during the 1999 period. The increase in operating expenses as a percentage of revenues resulted from several factors, including increased staff expense at our golf centers which was incurred to focus on improving pro shop and lesson revenues, without achieving, however, the expected revenue improvement; training and related expenses incurred in connection with the implementation of our new MIS system; and the delayed opening of several new facilities which resulted in significant expenses without realizing the anticipated offsetting revenues.

The cost of merchandise sold increased to $8.4 million (70% of merchandise sales) in the 1999 period from $5.7 million (68% of merchandise sales) in the comparable 1998 period. The overall increase in this cost of $2.7 million (47%) was primarily due to the higher level of merchandise sales. The increase in cost of merchandise sold as a percentage of merchandise sales was primarily due to a change in product mix and a reduction in overall industry profit margins.

Selling, general and administrative expenses for the three months ended June 30, 1999 amounted to $4.0 million (8% of total revenue) compared to $3.0 million (9% of total revenue) in the comparable 1998 period. The increase in selling, general and administrative expenses is attributed to an increase in staff and to expenses associated with implementing the new MIS system and advertising expenses associated with operating additional golf centers.

Interest expense increased to $4.2 million for the three months ended June 30, 1999 from $2.7 million in the comparable 1998 period. The increase in interest expense was due primarily to additional debt outstanding. Other income, including interest income, decreased to $116,000 in the 1999 period as compared to $234,000 in the 1998 period.

We had a loss before income taxes and cumulative effect in a change in accounting principle of $2.5 million for the three months ended June 30, 1999, as compared to income of $146,000 in the comparable 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, we had cash, cash equivalents and short-term investments of $
4.2 million compared to $21.6 million at December 31, 1998. The decrease was due principally to construction costs of approximately $46.3 million and the funding of operating losses at certain underperforming sites, partially offset by the proceeds of certain financing transactions described below.

The cash requirements of funding our construction expenditures and acquisition costs have historically exceeded cash flow from operations. In the past, we have satisfied our capital needs primarily through debt and equity financing. Although we continually explore raising additional capital through such means, equity financing would be extremely dilutive at our current stock price ($1.19 per share as of August 13, 1999) and debt financing may be difficult to obtain unless and until we restructure the debt under the Credit Facility as well as our obligations to NationsBank and Fleet Bank.

Our outstanding indebtedness as of June 30, 1999 including the Notes (defined below) and other indebtedness of $274 million, bears interest at fixed and variable rates currently ranging from 5.3% to 15.0% per annum.

As a result of our performance in the second quarter of 1999, we were not in compliance with several covenants under our $100 million Credit Facility, including all the financial covenants which are based on earnings before interest, taxes, depreciation and amortization. In exchange for a fee of $250,000 and an increase in the interest rate applicable to all amounts outstanding under the Credit Facility to the prime rate plus 2%, we have received a waiver, expiring October 5,1999, with respect to such non-compliance and we are currently engaged in discussions to (i) renegotiate the covenants in the Credit Facility, and (ii) obtain additional liquidity from the banks which are a party to such Credit Facility or third parties. There can, however, be no assurances that we will be successful in such negotiation or that we will be able to meet any amended financial covenants prospectively. Until the Credit Facility is renegotiated, $98.2 million of principal outstanding under the Credit Facility as well as substantially all other debt for borrowed money which would otherwise be classified as long-term debt has been classified as a current liability. If the covenants are successfully renegotiated, such indebtedness will be reclassified. If such covenants are not successfully renegotiated, the payment of all $98.2 million could be declared immediately due and payable. We do not currently have sufficient cash reserves to repay all amounts outstanding under the Credit Facility. In addition, if such covenants are not successfully renegotiated, payment of substantially all of our other indebtedness could be accelerated as well, in which case we would be unable to make such payments. In this event, we would likely file a voluntary petition seeking protection under the bankruptcy laws.

We also do not currently have adequate working capital to meet all of our commitments. In addition to interest payments and other debt service over the next 12 months of approximately $23 million, we are required to make a $6.1 million payment to NationsBank on October 5, 1999 and a payment of up to $2.8 million to Fleet Bank by September 29, 1999. We do not currently have sufficient liquidity to make such $6.1 million payment due October 5, 1999 nor the payment of up to $2.8 million to Fleet Bank by September 29, 1999. We also plan approximately $25 million of expenditures over the next six months for construction of facilities and capital improvements to and maintenance for our other facilities. We are planning to meet our capital deficiency by seeking to defer all or a portion of the payments due to Fleet Bank and NationsBank and seeking additional liquidity from the lenders under the Credit Facility and seeking construction financing or other debt financing to meet our needs. There can be no assurance that we will be successful in obtaining such deferment or such financing or as to the cost or terms if we do obtain them. We are also exploring certain strategic alternatives, as described below, including generating some capital through the sale of certain assets. Under the Credit Facility, however, the proceeds of asset sales are required to be applied to the repayment of indebtedness and, unless such provisions were waived or modified, any such proceeds would not be available as working capital. If we are unable to obtain additional working capital or a deferment of the $6.1 million payment due to Nationsbank on October 5, 1999 and the payment of up to $2.8 million which may be due to Fleet Bank on September 29, 1999, we will explore a variety of other options including, but not limited to (i) other sources of financing, (ii) halting construction projects currently underway, (iii) deferring capital improvements and maintenance, (iv) closing certain operations (v) undertaking other measures to conserve our working capital and (vi) filing a petition seeking protection under the bankruptcy laws. Such measures could, and any default would, have a material adverse impact on us.

During the first half of 1999, the Company borrowed an additional $30.5 million under the Credit Facility, $10.5 million of which was used to repay all amounts outstanding under the mortgage loan with ORIX USA Corporation. As of June 30, 1999, $98.2 million was outstanding under the Credit Facility.

On August 12, 1999, we were granted, for a $250,000 fee, a temporary waiver of certain of the financial covenants under the Credit Facility. This waiver expires on October 5, 1999 and is subject to earlier expiration under certain circumstances. Under the waiver, the interest rate for amounts outstanding under the Credit Facility was adjusted to the prime rate plus 2%. We are currently engaged in discussions with Chase and the bank syndicate to restructure the Credit Facility and to obtain additional liquidity. There can, however, be no assurance that such a restructuring will be achieved or that any request for additional liquidity will be obtained. If such a restructuring is unsuccessful, we will be in default under the Credit Facility which default would trigger a cross default under substantially all of the Company's other debt instruments. In this event, the Company would likely file a voluntary petition seeking protection under the bankruptcy laws.

In June 1999, we entered into a loan agreement with ChinaTrust Bank (U.S.A.) providing for up to an $8 million term loan, secured by a mortgage on two of our existing properties. The loan matures in July, 2005 and bears interest at the prime rate less 1.0% during the draw down period and at the prime rate during the pay down period. As of June 30, 1999, we had drawn down $6.0 million available under the loan.

In June 1999, we entered into two sale leaseback transactions with Realty Income Corp. ("RIC"). We sold the real property located at our Flanders, New Jersey site and Alpharetta, Georgia site for $2.2 million and $3.3 million, respectively. Simultaneously with such sales, we entered into a 25 year lease with five 5-year renewal options with an annual rent equal to 10.8% of the sales proceeds, which rent escalates every two years based on an increase in the consumer price index.

On June 30, 1999, we entered into a Modification Agreement with NationsBank N.A. whereby in exchange for a $2 million payment of principal and a $40,000 extension fee, NationsBank agreed to extend the maturity of its four secured term loans aggregating $6.1 million until August 31, 1999. On August 12, 1999, the Company again entered into a Modification Agreement with NationsBank whereby in exchange for an increase in the interest rate, to the prime rate plus 2% and a $15,000 extension fee, NationsBank agreed to extend the maturity of its four secured term loans to October 5, 1999. We currently do not have the capital necessary to repay this indebtedness on October 5, 1999 when such principal amount is due and we intend to restructure the loans with NationsBank or, failing such restructuring, to obtain funding from the lenders under the Credit facility to satisfy the NationsBank obligation. There can, however, be no assurance that such a restructuring will be achieved or that any request for additional liquidity to satisfy NationsBank will be obtained. In such event, NationsBank would have the right to declare a default under the loan agreement, which default would trigger a cross-default under the Company's other debt instruments. In this event, the Company would likely file a voluntary petition seeking protection under the bankruptcy laws.

In July 1999, we entered into a loan agreement with China Trust Commercial Bank (New York Branch) providing for a $10 million term loan secured by a leasehold mortgage on our Englewood, Colorado site. The loan matures in July 2004 and bears interest at the prime rate less .5%.

On July 29, 1999, we obtained a waiver from Fleet Bank whereby in exchange for our transferring $225,000 into a cash reserve account and paying a $6,000 waiver fee, Fleet Bank agreed to waive a financial covenant applicable to the performance of our ice facility in Simsbury, Connecticut. We also agreed that within 60 days of the waiver, we would work toward a mutually satisfactory loan restructuring agreement, which, among other things, would include a reduction in the $2.8 million principal amount outstanding to Fleet. Depending on the principal reduction amount required by Fleet in such loan restructuring agreement, it is possible that we will not have the capital necessary to make such payment. In such event, Fleet would have the right to declare a default under the loan agreement which default would trigger a cross-default under our other debt instruments. In this event, we would likely file a voluntary petition seeking protection under the bankruptcy laws.

TRENDS

From 1994 through 1998, we rapidly expanded, growing from one golf facility in 1992 to 118 golf facilities as of December 31, 1998, a number of which were acquired through acquisition. Our strategy was to quickly reach critical mass to achieve economics of scale. Although we achieved certain of such economies, our performance over the last two quarters has been extremely disappointing and below our expectations. The principal reason for such performance is continued disappointing operations primarily at certain of the golf facilities acquired in 1998. Another important factor in our not meeting our expectations was delay in the construction of seven golf facilities due to permit issues and weather conditions and a delay in the opening of certain portions of the Denver Family Sport Super Center, which opened in December 1998, but which was not fully operational until May 1999. As a result of these delays, we have incurred significant expenses relating to the facilities without realizing the anticipated offsetting revenues. Also contributing to our disappointing performance was overstaffing in many facilities. In an effort to enhance revenues, we changed our staffing model to separate our pro shop staff and golf pro staff. Previously, we required the golf pros to man the pro shop when not engaged in giving lessons. The change resulted in an overall increase in staff and expenses and was made to coincide with the second quarter in anticipation of strong demand during our traditionally strong golf season. However, revenues did not justify the increased staffing expenses. In addition, we incurred larger than expected expenses in connection with the implementation of our new MIS system and the training of our staff with respect to the new system.

We are currently engaged in an analysis of our business and are reviewing and discussing a number of strategic alternatives, including the potential disposition of the non-golf operations and the disposition or closing of non-performing or underperforming golf facilities. If we dispose of any such assets, we may not recover our investment and may experience substantial losses from such sales. As part of the process, we have engaged Zolfo, Cooper L.L.C, a business advisory firm, to assist in our analysis and discussions with our banks and to advise us in connection with certain strategic alternatives.

Given our liquidity constraints, we will not acquire additional facilities over the near-term, but instead will focus on assimilating and strengthening the operations of our recently acquired facilities and improving their cash flow. In this connection, we intend to take certain steps, including reorganization of our management infrastructure and reduction of staff expenses. We also intend to reduce our inventory by selling excess inventory. In addition, we intend to close pro shops at sites that have historically generated less than a minimum threshold of revenues per year. The remaining inventory at closed pro shops would then be distributed as needed to our other pro shops.

SEASONALITY

Historically, the second and third quarters have accounted for a greater portion of our revenues than have the first and fourth quarters of the year. This is primarily due to an outdoor playing season limited by inclement weather. Although most of our facilities are designed to be all-weather, portions of the facilities, such as driving ranges, miniature golf courses which are outdoors, tend to be vulnerable to weather conditions. Also, golfers are less inclined to practice when weather conditions limit their ability to play golf on outdoor courses. We have acquired golf centers in various locations (Arizona, California, Florida, Georgia, North Carolina, South Carolina, Texas and Virginia) where inclement weather may not limit the outdoor season as much as weather limits the outdoor playing season at our golf facilities in Northern states. In addition, the ice rink facilities and the Family Sports Supercenters are expected to generate a greater portion of their revenues in the first and fourth quarters of the years and accordingly, may partially offset such seasonality. The timing of new facility acquisitions and openings may cause our results of operations to vary significantly from quarter to quarter. Accordingly, period-to-period comparisons are not necessarily meaningful and should not be relied on as indicative of future results.

INFLATION

There was no significant impact on our operations as a result of inflation during the six months ended June 30, 1999.

YEAR 2000 ISSUES

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we note that certain statements contained in the following discussion concerning the changeover to the year 2000 are forward-looking in nature and are subject to many risks and uncertainties. These forward-looking statements include such matters as our projected state of readiness, our projected cost of remediation, the expected date of completion of each program or phase and the expected contingency plans associated with any worst case scenarios. Such statements also constitute "year 2000 readiness disclosure" within the meaning of the year 2000 Information and Readiness Disclosure Act.

The year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations leading to disruptions in our activities and operations.

The Company has formed a project team, comprised of our management information services staff, to identify and correct Year 2000 compliance issues for the Company's information technology ("IT") systems as well as the non-IT systems such as fire and burglar alarms, irrigation systems and time clocks. The project team has been charged with the responsibility of investigating and remediating any and all problems associated with the millennium bug. All systems that are not compliant will be either modified or replaced as is necessary, although since a majority of our systems are industry standard software systems which are year 2000 compliant, we do not expect that significant modification or replacement will be necessary.

Although there can be no assurance, the total projected cost associated with the Company's year 2000 program is not expected to be material to our financial position, results of operations or cash flows. The total cost for the project (excluding internal payroll costs) is currently expected to approximate $110,000 to $175,000, which is being funded from working capital. As of June 30, 1999, we had incurred approximately $100,000 relating to our year 2000 compliance project.

The project team has defined a four-phase approach to determining the year 2000 readiness of our systems, software and equipment. Phase I, Inventory Assessment, involves the inventory of all systems, software and equipment and the identification of any year 2000 issues. This phase is complete. Phase II, Remediation, involves repairing, upgrading and/or replacing any non-compliant equipment and systems. We replaced older IBM systems to a year 2000 compliant Windows(R) based system as part of our plans to upgrade our point-of-sales merchandise control systems. We also adjusted rather than replaced our non-IT systems to perform properly in the year 2000 and thereafter. This phase is complete. Phase III, Testing, involves testing the Company's systems, software, and equipment for year 2000 readiness, or in certain cases, relying on test results provided to the Company from suppliers. The project team has concluded testing of the Company's most critical software programs to ensure year 2000 compliance and has contacted all major suppliers to review year 2000 compliance issues of their products. This phase is complete. Phase IV, Implementation and Completion, involves placing compliant systems, software and equipment into production or service and implementing all necessary contingency plans. In the event that any program or system fails system readiness testing, the Company will rely on its contingency plans to alleviate the year 2000 issues. These contingency plans, will include, but will not be limited to, development of backup and recovery procedures, remediation of existing systems in parallel with the installation of new systems, replacement with temporary manual processes and identification of alternative suppliers.

As of June 30, 1999, our overall progress by phase for all IT and non-IT systems was as follows:

------------------------------------------------------------------------------
PHASE                                PERCENT COMPLETE   TARGET COMPLETION DATE
------------------------------------------------------------------------------
Phase I - Inventory Assessment       100%               Complete
------------------------------------------------------------------------------
Phase II - Remediation               100%               Complete
------------------------------------------------------------------------------
Phase III - Testing                  100%               Complete
------------------------------------------------------------------------------
Phase IV- Implementation and
          Completion                  95%               September 30, 1999
------------------------------------------------------------------------------

The completion dates set forth above are based on the Company's current expectations. However, due to the uncertainties inherent in year 2000 remediation, no assurances can be given as to whether such projects will be completed on such dates.

The failure to correct a material year 2000 problem could result in an interruption or failure of certain important business operations. The failure of our point-of sales systems and billing systems could result in our inability to timely post and record sales revenue and expenses. In addition, the aging of the

Company's accounts payable would be inaccurate. In this unlikely event, we would manually record sales and expenses until a year 2000 compliant system is applied.

The financial impact of any or all of the above worst-case scenarios has not been and cannot be estimated by the Company due to the numerous uncertainties and variables associated with such scenarios. Management believes, however, that its year 2000 program will significantly reduce the Company's risks associated with the change over to the year 2000.

At the present time, we have not deferred any IT projects nor does it anticipate that such a deferral will be necessary as a result of its year 2000 efforts.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                         NONE

ITEM 2. CHANGE IN SECURITIES

As previously disclosed, on April 6, 1999, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value .0001 per share, of the Company (the "Common Stock"). The dividend was payable on April 30, 1999 to stockholders of record on April 20, 1999. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.10 per share, of the Company (the "Preferred Stock") at a price of $75.00, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of April 6, 1999, as the same may be amended from time to time, between the Company and Continental Stock Transfer & Trust Co., as Rights Agent.

ITEM 3. DEFAULT UPON SENIOR SECURITIES                           NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      NONE

ITEM 5. OTHER INFORMATION                                        NONE

Effective as of August 11, 1999, Jeffrey C. Key, the Company's Chief Financial Officer resigned to pursue other opportunities. The Company has not to date appointed a new Chief Financial Officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

              EXHIBIT 10.1 Amendment No. 3 to the Credit Agreement, dated as of April 30, 1999.

              EXHIBIT 10.2 Amendment No. 4 to the Credit Agreement, dated as of July 19, 1999.

              EXHIBIT 10.3 Waiver to the Credit Agreement, dated as of August 12, 1999.

              EXHIBIT 27          FINANCIAL DATA SCHEDULE

    (b) REPORTS ON FORM 8-K

    The Company's current report on Form 8-K, dated April 6, 1999 and filed April 13, 1999, reporting the adoption of a Shareholders Right Plan.

SIGNATURE


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 16, 1999
       Melville, NY

                                       FAMILY GOLF CENTERS, INC.
                                              (Registrant)


                                       By: /s/ Krishnan P. Thampi
                                          --------------------------------
                                          KRISHNAN P. THAMPI
                                          President,
                                          Chief Operating Officer,
                                          Assistant Secretary, Treasurer
                                          and Chief Accounting Officer.