Form 10-Q
period 1999-09-30
FAMILY GOLF CENTERS INC
filed 1999-11-22
CIK 929941

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
[ X ]    EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                 (631) 694-1666
--------------------------------------------------------------------------------
                         (Registrant's telephone number)

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
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                     Outstanding as of  November 19, 1999
----------------------------------------   ------------------------------------
Common Stock, par value $.01 per share                  26,038,236

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

ITEM 1.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              INTRODUCTORY COMMENT

The condensed consolidated financial statements included herein have been prepared by Family Golf Centers, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management of the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's annual report filed on Form 10-K and with the notes thereto. In the opinion of the management of the Company, the condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the results for the interim periods to which these financial statements relate.

The results of operations of the Company for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)


                                                                           SEPTEMBER 30,          DECEMBER 31,
                               ASSETS                                          1999                  1998
                                                                               ----                  ----
                                                                         (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                      $5,285                $3,878
  Restricted cash deposits                                                          331                   314
  Short-term investments                                                                               17,374
  Inventories                                                                    13,330                26,220
  Prepaid expenses and other current assets                                       7,093                10,277
  Prepaid and refundable income taxes                                            10,737
                                                                       -----------------      ----------------
          Total current assets                                                   36,776                58,063
Property, plant and equipment (net)                                             424,463               444,280
Assets held for sale                                                           37,000
Loan acquisition costs (net)                                                      6,758                 6,269
Other assets                                                                      6,681                11,201
Excess of cost over fair value of assets acquired                                39,218                52,227
                                                                       -----------------      ----------------
          TOTAL                                                                $550,896              $572,040
                                                                       =================      ================

                             LIABILITIES
Current liabilities:
  Accounts payable, accrued expenses and other current liabilities              $27,876               $21,408
  Income taxes payable                                                                                  2,590
  Current portion of long-term obligations                                        6,694                 3,950
                                                                       -----------------      ----------------
          Total current liabilities                                              34,570                27,948
                                                                       -----------------      ----------------

Long-term obligations (less current portion)                                    167,140               130,621
Convertible subordinated notes                                                  115,000               115,000
Deferred rent                                                                     1,649                 1,193
Deferred tax liability                                                                                  3,217
Other liabilities                                                                 6,856                 4,738
                                                                       -----------------      ----------------
         Total liabilities                                                      325,215               282,717
                                                                       -----------------      ----------------

Minority interest                                                                    40                    40
                                                                       -----------------      ----------------

Commitments, contingencies and other matters

                        STOCKHOLDERS' EQUITY
Preferred stock - authorized 2,000,000 shares, none outstanding
Common stock - authorized 50,000,000 shares, $.01 par value;
26,038,000 and 26,117,000 shares outstanding at
September 30, 1999 and December 31, 1998                                            260                   261
Additional paid-in capital                                                      289,362               292,040
Retained earnings (accumulated deficit)                                        (62,743)                 1,561
Accumulated other comprehensive (losses):
   Foreign currency translation adjustment                                        (552)                 (667)
Unearned compensation                                                             (639)               (3,865)
Treasury shares                                                                    (47)                  (47)
                                                                       -----------------      ----------------

         Total stockholders' equity                                             225,641               289,283
                                                                       -----------------      ----------------

          TOTAL                                                                $550,896              $572,040
                                                                       =================      ================

   The accompanying notes to financial statements are an integral part hereof.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                  NINE MONTHS ENDED                    THREE MONTHS ENDED
                                                                     SEPTEMBER 30,                        SEPTEMBER 30,
                                                          ----------------------------------     ---------------------------------
                                                              1999                1998                1999              1998
                                                          ---------------    ---------------     ---------------    --------------
Operating revenues                                               $96,892            $72,592             $34,045           $29,541
Merchandise sales                                                 29,902             22,142              10,102             9,072
                                                          ---------------    ---------------     ---------------    --------------
     Total revenue                                               126,794             94,734              44,147            38,613
                                                                 -------             ------              ------            ------
Operating expenses                                                96,790             46,395              41,010            17,110
Cost of merchandise sold                                          29,320             15,089              15,601             6,180
Selling, general and
 administrative expenses                                          11,638              9,187               4,057             2,514
Merger, acquisition, integration and other related
  charges                                                                             7,752
Impairment and other related charges                              58,059                                 58,059
                                                          ---------------    ---------------     ---------------    --------------
Income (loss) from operations                                   (69,013)             16,311            (74,580)            12,809
Interest expense                                                (13,924)            (7,764)             (6,598)           (2,389)
Other income                                                         664              1,805                 170               615
                                                          ---------------    ---------------     ---------------    --------------
Income (loss) before income taxes, extraordinary item
and cumulative effect of a change in accounting principle
                                                                (82,273)             10,352            (81,008)            11,035
Income tax expense (benefit)                                    (17,969)              9,191            (17,476)             4,304
                                                          ---------------    ---------------     ---------------    --------------
Income (loss) before extraordinary item
and cumulative effect of a change in accounting
principle                                                      $(64,304)             $1,161           $(63,532)            $6,731
Extraordinary Item:
  Extinguishment of debt                                                            (4,890)                               (4,890)
Cumulative effect of a change in accounting principle
  Pre-opening expenses, net of tax effect                                           (2,035)
                                                          ---------------    ---------------     ---------------    --------------
Net income (loss)                                              $(64,304)           $(5,764)           $(63,532)            $1,841
                                                               =========           ========           =========            ======

Basic and diluted income (loss) per share:
Income (loss) before cumulative effect of a change in
accounting principle                                             $(2.47)             $0.05              $(2.44)             $0.27
Extraordinary Item                                                                   (0.22)                                (0.20)
Cumulative effect of a change in accounting principle                                (0.09)
                                                          ---------------    ---------------     ---------------    --------------
Net income (loss) per share                                      $(2.47)            $(0.26)             $(2.44)             $0.07
                                                                 =======            =======             =======             =====

Weighted average shares outstanding - basic                       26,064             20,010              26,038            24,528
Effect of dilutive securities                                                           636                                   636
                                                          ---------------    ---------------     ---------------    --------------

Weighted average shares outstanding - dilutive                    26,064             22,646              26,038            25,164
                                                                  ======             ======              ======            ======


    The accompany notes to financial statements are an integral part hereof.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                        --------------------------------------
                                                                                             1999                  1998
                                                                                        ----------------      ----------------
Cash flows from operating activities:
 Net loss                                                                                     $(64,304)              $(5,764)
     Adjustments to reconcile net loss to net cash provided by operating activities:
     Extraordinary Item - extinguishment of debt                                                                       4,890
     Cumulative effect of change in accounting principal                                                               2,035
     Non-cash impairment and other related charges                                              57,059
     Non-cash inventory valuation write-down                                                     3,485
     Issuance of stock for compensation                                                            144
     Deferred tax benefit                                                                       (3,217)
     Depreciation and amortization                                                              15,743                 8,298
     Non-cash merger, acquisition, integration and other related charges                                               2,969
     Non-cash operating write-down                                                               3,915                   640
     (Increase) decrease in inventories                                                          5,737               (10,260)
     (Increase) in prepaid expenses and other current assets                                    (3,594)               (6,333)
     (Increase) in prepaid income taxes                                                        (10,737)
     Decrease in other assets                                                                    2,344                 2,101
     Increase in accounts payable and accrued expenses                                           4,947                 3,386
     Increase in other liabilities                                                               2,118                 3,193
     (Decrease) in income taxes payable                                                         (2,590)                 (283)
     Increase in deferred rent                                                                     456
                                                                                        ----------------      ---------------
     Net cash provided by operating activities                                                  11,506                 4,872
                                                                                        ----------------      ---------------
Cash flows from investing activities:
     Acquisitions of property and equipment                                                    (64,907)             (140,757)
     Acquisitions of goodwill                                                                   (2,331)              (15,994)
     Change in restricted cash deposits                                                            (17)                   76
     Net proceeds from sale of short-term investments                                           17,374                15,140
                                                                                        ----------------      ---------------
         Net cash (used in) investing activities                                               (49,881)             (141,535)
                                                                                        ----------------      ---------------
Cash flows from financing activities:
     (Increase) in loan acquisition costs                                                         (493)               (1,248)
     Proceeds from loans, banks and others                                                      54,551                73,359
     Repayment of bank loans                                                                   (14,276)              (37,129)
     Cost of prepayment of debt                                                                                         (884)
     Net proceeds from issuance of common stock                                                                      104,574
     Proceeds from the exercise of options and warrants                                                                2,780
                                                                                        ----------------      ---------------
   Net cash provided by financing activities                                                    39,782               141,452
                                                                                        ----------------      ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                        1,407                 4,789
Cash and cash equivalents - beginning of period                                                  3,878                 6,042
                                                                                        ----------------      ---------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                       $5,285               $10,831
                                                                                                ======               =======
Supplemental and non-cash disclosures:
     Acquisition of property in exchange for common stock                                       $  522                $7,548
     Acquisition of goodwill in exchange for mortgages, notes, and common stock                  1,012                 3,953
     Acquisition of property subject to loans payable                                                                  6,642
     Issuance of stock for services rendered                                                                              53
     Property additions accrued but not paid                                                       821                   431
     Interest paid                                                                               8,733                 8,278
     Taxes paid                                                                                    383                 8,100

   The accompanying notes to financial statements are an integral part hereof.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

(NOTE A) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

[1] THE COMPANY:

The Company (as defined below), designs, constructs, operates, and manages golf centers ("Golf Operations"). The golf centers offer golf lessons and a wide variety of practice opportunities, including facilities for practicing driving, pitching, putting, chipping and sand play. In addition, most centers have a pro shop, miniature golf course, snack bar and electronic video games. The Company also operates ice rinks and family sports supercenters ("Non-Golf Operations") consisting of ice rinks and other indoor recreational activities.

Through an agreement with Golden Bear Golf, Inc. ("GBGI"), the Company is licensed to use the name "Golden Bear" for certain of the Company's golf centers. In July 1998, the Company acquired 14 golf centers from GBGI and the original license agreement was terminated and replaced with a new license agreement pursuant to which the Company has agreed to operate its seven existing "Golden Bear" Golf Centers and the 14 acquired golf centers under the name "Golden Bear".

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

[3] CHANGE IN ACCOUNTING PRINCIPLE:

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

(NOTE B) INVENTORIES:

Inventory consists of merchandise for sale in the pro shop at each facility and is valued at the lower of cost (on a first-in, first-out basis) or market. In the nine months ended September 30, 1999, the Company recorded a charge of $3.5 million included in cost of merchandise sales to writedown obsolete, slow moving and excess inventories to their market value.

(NOTE C) ACQUISITIONS:

During the first quarter of 1999, the Company acquired three golf facilities located in Lodi, California ("Lodi"), El Cajon, California ("El Cajon"), and Portland, Oregon ("Portland"). No acquisitions were made during the second or third quarters of 1999.

These acquisitions, and all other acquisitions made by the Company in 1998, other than Eagle Quest, have been accounted for under the purchase method of accounting and, accordingly, the results of operations have been included from the date of acquisition.

The following unaudited pro forma information assumes that certain acquisitions in 1998 had taken place at the beginning of 1998. The operations of Lodi, El Cajon and Portland were not material to the operations of the Company for the period ended September 30, 1999.

                                                        DECEMBER 31,
                                                     ------------------
                                                            1998
                                                     ------------------
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


(NOTE D) BUSINESS SEGMENT INFORMATION:

Information concerning operations by industry segment is as follows (dollars in thousands):

                                                  GOLF           NON-GOLF
                                               OPERATIONS       OPERATIONS       CONSOLIDATED
Nine months ended September 30, 1999:
Total revenue                                   $100,963           $25,831          $126,794
Operating income (loss)                          (69,742)              729          (69,013)
Depreciation and amortization                     12,283             3,460            15,743

Identifiable assets                              419,148           131,748           550,896
Capital expenditures                              30,304            36,934            67,238

Nine months ended September 30, 1998:
Total revenue                                    $80,858           $13,876           $94,734
Operating income                                  13,851             2,460            16,311
Depreciation & amortization                        6,302             1,996             8,298

Identifiable assets                              465,179            64,038           529,217
Capital expenditures                             164,299            11,026           175,325

Three months ended September 30, 1999:
Total revenue                                    $36,263            $7,884           $44,147
Operating loss                                  (73,741)             (839)          (74,580)
Depreciation and amortization                      5,056             1,290             6,346

Three months ended September 30, 1998:
Total revenue                                    $34,129            $4,484           $38,613
Operating income                                  12,331               478            12,809
Depreciation and amortization                      2,495               647             3,142

(NOTE E) INDEBTEDNESS:

As a result of our financial performance in the second quarter of this year, we were not in compliance with several covenants under our $100 million Credit Facility (the "Old Credit Facility"), including all the financial covenants which are based on earnings before interest, taxes, depreciation and amortization.

On October 18, 1999, the lenders under the Old Credit Facility agreed to restructure and expand the facility to a $130 million Credit Facility ("New Credit Facility"). The New Credit Facility replaces the Company's previous Old Credit Facility. The net proceeds of $30 million under the New Credit Facility are to be used to finance construction projects and for working capital purposes. The New Credit Facility provides for varying interest rates between Alternative Base Rate (as that term is defined in the Credit Agreement to mean the greater of The Chase Manhattan Bank's prime rate of lending or the Federal Funds Rate plus 1/2%) plus 1 1/2% and Alternative Base Rate plus 3%, is collateralized by substantially all of the Company's assets and requires certain scheduled principal payments through its maturity date on December 31, 2002. As part of the restructuring, the Company was required to issue to the lenders warrants for up to 10% of the Company's outstanding common stock on a fully diluted basis, at an exercise price of $0.50 per share, subject to adjustment and the Company's right to cancel up to 50% of such warrants under certain circumstances. The market price of the Company's common stock on October 18, 1999 was $2.00 per share. The issuance of such warrants will result in a charge which will be amortized over the life of the New Credit Facility.

During the nine months ended September 30, 1999, the Company borrowed an additional $37.5 million under the Old Credit Facility, $10.5 million of which was used to repay all amounts outstanding under the mortgage loan with ORIX USA Corporation. In September 1999, the Company obtained a swing line from the lenders and as of September 30, 1999, $105.2 million was outstanding under the Old Credit Facility.

On November 12, 1999, the Company restructured its term loans with Bank of America (formerly known as NationsBank N.A). The restructured loan agreement provides for interest rates of prime plus 2 1/2%, a mandatory prepayment of $250,000 due on or before September 30, 2000 and a maturity date of March 1, 2001. As part of the restructuring, the Company was required to issue to Bank of America warrants for 100,000 shares of the Company's common stock at an exercise price of $0.50 per share, subject to adjustment and the Company's right to cancel up to 100% of such warrants under certain circumstances. As of September 30, 1999, $6.1 million was outstanding under the term loans with Bank of America. The issuance of such warrants will result in a charge which will be amortized over the life of the restructured term loans.

In the third quarter of 1999, the Company was not in compliance with certain financial covenants under a loan with Fleet Bank. On November 19, 1999, the Company restructured its term loan with Fleet Bank. The amended loan agreement provides for a guaranty of Family Golf Centers, Inc. or in lieu thereof, a $150,000 payment into a cash escrow account by June 30, 2000 and a maturity date of August 8, 2001. As of September 30, 1999, $2.8 million was outstanding under the loan with Fleet Bank.

In accordance with EITF Issue No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, the Company anticipates recognizing an extraordinary loss in the amount of $2.6 million in the fourth quarter of 1999. The extraordinary loss results from the substantial modification of the terms of the New Credit Facility and relates to the write-off of debt acquisition costs previously carried on the balance sheet in connection with the Old Credit Facility and from professional fees and expenses incurred in connection with the restructuring of the credit facility.

(NOTE F) RESTRICTED STOCK:

In February 1999, a restricted stock award of common stock granted to certain officers of the Company was rescinded.

(NOTE G) ASSET IMPAIRMENT AND OTHER CHARGES:

In the third quarter of 1999, as a result of operating losses and in connection with the restructuring of the Old Credit Facility and the strategic review of its ongoing operations, the Company's management performed a review of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") and determined that events and changes in circumstances have resulted in the carrying amount of certain long-lived assets exceeding the sum of the expected future cash flows associated with such assets. The measurement of the impairment losses recognized was based on the difference between the fair values, net of estimated disposal costs, and the carrying amounts of the assets.


In connection with such review a decision was made to exit various areas of operations that were underperforming. As of September 30, 1999, the Company identified 23 golf facilities which had been carried at a value of $73.5 million consisting of property, plant and equipment of $61.2 million, intangible assets of $6.5 million and other assets of $5.8 million that it intends to dispose of or sell. The Company has recorded an impairment charge of $ 36.5 million to write the carrying amount of such assets down to their estimated fair value. There can be no assurance that the estimates of fair value used by the Company will approximate the actual selling price of such assets upon their sale or disposition. Further, the Company has also identified 13 underperforming golf facilities whose undiscounted future cash flows are not expected to result in the recovery of the carrying amount of such assets, resulting in an impairment charge of $19.9 million. In addition, the Company incurred legal, consulting and other incremental fees and costs aggregating approximately $1.7 million relating to implementing its restructuring efforts, including retaining a business advisory firm. In the aggregate, the Company recorded $58.1 million in charges for write-downs of long-lived assets and related costs in the third quarter.


Included in operating expenses in the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 1999 are additional charges of $3.9 million relating to writedowns of accounts receivable and other operating assets in connection with the strategic decision to focus on core activities.


Impairment related to long lived assets and other assets held for sale reduced the related asset balances on the balance sheet. Fees and other incremental costs which enabled the Company to address the effects of its recent restructuring were recorded as paid or as other accrued expenses as incurred.

In connection with the ongoing restructuring of the operations and the need to raise cash, the Company is exploring other strategies and is pursuing the disposition of non-golf operations and other golf facilities. Such actions may result in the Company incurring additional losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in the Report. This Report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in the Report and include statements regarding the intent, belief or current expectations of the Company with respect to (i) our acquisition and financing plans, (ii) trends affecting the Company's financial condition or results of operations, (iii) the impact of competition and (iv) the expansion and integration of certain operations. We caution that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Report, including, without limitation, the information under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the information contained in our Annual Report on Form 10-K for the year ended December 31, 1998 under "Risk Factors" and "Business" identifies important factors that could cause or contribute to such differences.

GENERAL

Family Golf Centers, Inc. operates golf centers, ice rink facilities and family entertainment centers in North America. Our golf centers are designed to provide a wide variety of practice opportunities, including facilities for driving, chipping, putting, pitching and sand play. In addition, our golf centers typically offer full-line pro shops, golf lessons instructed by PGA-certified golf professionals and other amenities such as miniature golf and snack-bars to encourage family participation. From 1992 through 1998, we expanded rapidly, growing from one golf facility in 1992 to 121 golf facilities as of September 30, 1999. As a result of our performance over the last three quarters (and our liquidity constraints, as described below), we are not likely to continue to expand over the near term, but instead will focus on core business operations.

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

Most of our revenues from the golf centers are derived from selling tokens and debit cards for use in automated range-ball dispensing machines, pro shop merchandise sales, charging for rounds of miniature golf, golf lessons and management fees. We also derive revenues at our golf courses from golf club membership fees, fees for rounds of golf and golf lessons. Our Non Golf operations consists of Ice Rink Facilities and Family Entertainment Centers. We derive revenues from our ice rink facilities by renting rinks to hockey leagues, charging admissions to its skating facilities for public skating, providing lessons through USFSA-certified instructors, skate equipment rental, and from pro-shop merchandise and food beverage sales and video games. We derive revenues from our Family Sports Supercenters from substantially the same sources as described above. As of September 30 1999, we operated or managed 25 family entertainment and ice rink facilities.

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

The differences between our previously reported historical results and the restated results discussed below are due to the combination of Eagle Quest's revenues, expenses and losses with historical revenues, expenses and income of the Company. Our restated results of operations are not necessarily indicative of the results of operations of the consolidated entity in the future.

RECENT DEVELOPMENTS

As a result of the Company's liquidity crisis, arising from the inability to comply with the financial covenants under our $100 million credit facility in the second quarter of this year, the Company undertook a strategic review of its business with the assistance of Zolfo Cooper, LLC, a business advisory firm. As part of its strategic planning process, the Company identified certain non-core assets and certain underperforming assets. The decision was made to dispose of these assets so that the Company could raise capital, and focus attention and financial resources on the remaining core businesses. Additional restructuring steps were initiated including staff and expense reduction programs, evaluation of the retail component of our business, and implementation of a new management information system. The Company incurred substantial costs related to the restructuring in the quarter, including legal and consulting fees and the write-down of long-lived and other assets. In addition, the Company wrote down obsolete, slow moving and excess inventory to the lower of cost or market. The Company experienced a reduction in gross margin resulting from the liquidation of inventory to raise cash for operations. Accordingly, the restructuring is an on going process and the Company continues to evaluate all of its business operations.

RESULTS OF OPERATIONS

The following table sets forth selected operations data expressed as a percentage of total revenue (except for operating expenses which is expressed as a percentage of operating revenue and cost of merchandise sold which is expressed as a percentage of merchandise sales) for the periods indicated below:

                                             NINE MONTHS ENDED                          THREE MONTHS ENDED
                                               SEPTEMBER 30,                              SEPTEMBER 30,
                                        -----------------------------            ---------------------------------

                                            1999            1998                      1999               1998
                                            ----            ----                      ----               ----
Operating revenues                           76.4%           76.6%                       77.1%            76.5%
Merchandise sales                            23.6            23.4                        22.9             23.5
                                        -------------    ------------            ----------------    -------------
Total revenue                               100.0           100.0                       100.0            100.0

Operating expenses                          100.0            63.9                       120.5             57.9
Cost of merchandise sold                     98.1            68.1                       154.4             68.1
Selling, general and
  admin. Expenses                             9.2             9.7                         9.2              6.5
Merger, acquisition,
 integration and other
  related charges                                             8.2                                          ---
Impariment and other related charges         45.0                                       141.6
Income (loss) from operations               (54.4)           17.2                      (168.9)            33.2
Interest expense                             11.0             8.2                        14.9              6.2
Other income                                   .5             1.9                          .4              1.6

Income (loss) before income taxes           (64.9)           10.9                      (183.0)            29.0
Income tax expense (benefit)                (14.2)            9.7                       (21.6)            11.1
Income (loss) before extraordinary
items and Cumulative effect of change
in accounting principle                      (5.1)            1.0                      (143.9)            17.4

Extraordinary Item:
  extinguishment of Debt                                      5.0                                         13.0
Cumulative Effect of change in
accounting principle - preopening
expense                                                       2.0                                           .05
Net income (loss)                            (5.1)           (6.0)                     (143.9)            (1.0)

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

We acquire golf centers, ice rinks and family entertainment centers at varying times during the year. As a result of the change in the number of golf centers open from period to period, the comparison between the 1999 and 1998 periods may not necessarily be meaningful.

Total revenue for the nine months ended September 30, 1999 was $126.8 million as compared to $94.7 million for the same period in 1998, an increase of $32.1 million (33.8%). The overall increase in revenue was attributable to having additional golf centers in operation during the 1999 period, as well as the revenue generated by our ice rink and Family Sports Supercenters. Total revenue for the 66 golf centers operating for the full nine months ended September 30, 1999 and 1998 decreased 1.9% to $60.7 million in the 1999 period from $61.8 million in the 1998 period. Operating revenues decreased by 2.1% to $42.2 million while merchandise sales decreased by 1.3% to $18.5 million. Total revenues for the 50 golf centers operated by Family Golf Centers in the 1998 and 1999 periods decreased by 0.6% while operating revenues for these centers decreased by 0.1% and merchandise sales decreased by 1.8 %. Total revenue for the 16 golf centers operated by Eagle Quest in the 1998 period declined by 8.8%, while operating revenues declined 11.9 % and merchandise sales increased by 2.2%.

Operating revenue, consisting of all sales except merchandise sales, amounted to $96.9 million for the nine months ended September 30, 1999, as compared to $72.6 million for the comparable 1998 period, an increase of $24.3 million (33.5%). The increase in operating revenue was primarily attributable to having additional golf centers in operation during the 1999 period, as well as the revenue generated by our ice rinks and Family Sports Supercenters. Non-golf revenue from our Sports Supercenters and ice rinks totaled $25.8 million for the nine months ended September 30, 1999.

Merchandise sales, consisting of golf clubs, balls, bags, gloves, videos, apparel and related accessories, amounted to $29.9 million for the nine months ended September 30, 1999 as compared to $22.1 million for the comparable 1998 period, an increase of $7.8 million (35.0%). The increase in merchandise sales was due to the contribution of new locations.

Operating expenses, consisting of operating wages and employee costs, land rent, depreciation of golf driving range, skating and family entertainment facilities, and equipment, utilities and all facility operating costs, increased to $96.8 million (100% of operating revenue) in the 1999 period from $46.4 million (63.9% of operating revenue) in the 1998 period, an increase of $50.5 million (108.6%). The increase in operating expenses was primarily due to the operating costs of locations that were operated by the Company during the 1999 period which were not operated in the 1998 period. The increase in operating expenses as a percentage of revenues resulted from several factors, including increased staff expense at our golf centers which was incurred to focus on improving pro shop and lesson revenues, without achieving, however, the expected revenue improvement; training and related expenses incurred in connection with the implementation of our new MIS system; and the opening of several new facilities later than anticipated which resulted in significant expenses without corresponding revenues. Operating Expenses for the nine months ended September 30, 1999 includes a charge of $3.9 million from managements' review and revaluation of certain assets.

The cost of merchandise sold increased to $29.4 million (98.1% of merchandise sales) in the 1999 period from $15.1 million (68.1% of merchandise sales) in the comparable 1998 period. The overall increase in the cost of merchandise sold of $14.2 million (94.3%) was due in part to the higher level of merchandise sales. The increase in cost of merchandise sold as a percentage of merchandise sales for the nine months ended September 30, 1999 includes the effects of the Company's liquidation of inventory to raise cash, inability to purchase current product from major equipment manufacturers and the write down to the lower of cost or market for obsolete, slow moving and excess inventory of $3.5 million. The Company anticipates that gross margins in the fourth quarter of 1999 and the first quarter of 2000 will continue to be negatively impacted by the need to raise cash and inability to obtain new merchandise.

Selling, general and administrative expenses for the nine months ended September 30, 1999 amounted to $11.6 million (9.2% of total revenue) compared to $9.2 million (9.7% of total revenue) in the comparable 1998 period, an increase of $2.5 million (26.7%), primarily due to the expenses associated with opening and operating additional golf centers and skating and entertainment facilities.

In the third quarter of 1999, management performed a review of long lived assets in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") and determined that events and changes in circumstances resulted in the carrying amount of the assets exceeding the sum of the expected future cash flows associated with such assets. As a result of such review, $56.4 million in charges were recorded for write-downs of long-lived assets in the third quarter. The Company incurred legal, consulting and other incremental fees and costs of $1.7 million relating to implementing its restructuring efforts, including retaining a business advisory firm.

Interest expense increased to $13.9 million for the nine months ended September 30, 1999 from $7.8 million in the comparable 1998 period. Other income, primarily interest income, declined to $664,000 in the 1999 period from $1.8 million in the 1998 period a decrease of $1.1 million.

Loss before income taxes (benefit), extraordinary item and cumulative effect of a change in accounting principal for the nine months ended September 30, 1999 was $82.3 million, as compared to $10.4 million for the nine months ended September 30, 1998. Net loss for the nine months ended September 30, 1999 was $64.3 million as compared to $5.8 million for the nine months ended September 30, 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

We acquire golf centers, ice rinks and family entertainment centers at varying times during the year. As a result of the change in the number of golf centers open from period to period, the comparison between the 1999 and 1998 periods may not necessarily be meaningful.

Total revenue for the three months ended September 30, 1999 was $44.1 million as compared to $38.6 million for the same period in 1998, an increase of $5.5 million (14.3%). The overall increase in revenue was primarily attributable to having additional golf facilities in operation during the 1999 period as well as the revenue generated by our ice rinks and Family Sports Supercenters. Total revenues for the 81 golf centers operating for the full three month period in 1998 and 1999 decreased by 5.2% from $ 28.1 million in 1998 to $ 26.7 million in 1999. The 81 golf centers consisted of 54 golf centers operated by Family Golf during the 1998 period, 17 golf centers acquired from Eagle Quest, 7 golf centers acquired from Metro Golf in 1998 and 3 golf centers acquired from Blue Eagle during 1998. Total revenues for the 54 Family Golf facilities decreased by 6.8%, operating revenues decreased by 5.0% and merchandise sales decreased by 11.2%. Total revenues for the 17 Eagle Quest centers increased by 9.5%, operating revenues increased by 5.8% and merchandise sales increased by 23.5% from 1998. Total revenues for the 10 Metro Golf and Blue Eagle locations decreased by 8.3%, operating revenues decreased by 6.3% and merchandise sales decreased by 15.0%. The liquidity crisis faced by the Company during the third quarter negatively impacted revenues in the period as follows: merchandise sales were significantly affected by the inability of the Company to obtain current product from its vendors, lack of funds for advertising also contributed to lower sales, particularly at new golf and Super Centers locations.

Operating revenue, consisting of all sales except merchandise sales, amounted to $34.0 million for the three months ended September 30, 1999 as compared to $29.5 million for the comparable 1998 period, an increase of $4.5 million (15.2%). The increase in operating revenue was attributable to having additional golf centers in operation during the 1999 period, as well as the revenue generated by our ice rinks and Family Sports Supercenters. Operating revenues increased by 15.2 % and merchandise sales increased by 11.4%. Non golf revenues from our Sports Supercenters and ice rinks amounted to $7.9 million in the 1999 period versus $4.5 million in 1998 due mainly to the new Denver Supercenter and the SkateNation acquisition. The Company believes that revenues were negatively impacted by the lack of available funds for advertising and promotion, as well as record breaking heat throughout much of our operating regions.

Merchandise sales, consisting of golf clubs, balls, bags, gloves, videos, apparel and related accessories, amounted to $10.1 million for the three months ended September 30, 1999 as compared to $9.1 million for the comparable 1998 period, an increase of $1.0 million (11.4%). The increase in merchandise sales was due to the contribution of new locations.

Operating expenses, consisting of operating wages and employee costs, land rent, depreciation of golf driving range skating and family entertainment facilities and equipment, utilities and all other facility operating costs, increased to $41.1 million (121% of operating revenue) in the 1999 period from $17.1 million (58%) of operating revenue) in the 1998 period, an increase of $24.0 million. The increase in operating expenses was primarily due to having additional golf and family entertainment centers in operation during the 1999 period. The increase in operating expenses as a percentage of revenues resulted from several factors, including increased staff expense at our golf centers which was incurred to focus on improving pro shop and lesson revenues, without achieving, however, the expected revenue improvement; training and related expenses incurred in connection with the implementation of our new MIS system; and the delayed opening of several new facilities which resulted in significant expenses without realizing the anticipated offsetting revenues. In addition, the acquisition of the SkateNation ice skating centers and the new Denver and New Rochelle Super Centers, for which operating expenses relative to operating revenues are seasonally higher in the third quarter, also contributed to the higher operating expense to operating revenue ratio for the Company.
Operating expenses also include a charge of $3.9 million from management's review and revaluation of certain assets.

The cost of merchandise sold increased to $15.6 million (154.4% of merchandise sales) in the 1999 period from $6.2 million (68.1% of merchandise sales) in the comparable 1998 period. The overall increase in this cost of $9.4 million (152.4%) due in part to the higher level of merchandise sales. The increase in cost of merchandise sold as a percent of merchandise sales for the three months ended September 30, 1999 includes the effects of the Company's need to liquidate inventory to raise cash, the inability to purchase current inventory styles and the write down to the lower of cost or market for obsolete, slow moving and excess inventory of $3.5 million. The Company anticipates that gross margins in the fourth quarter of 1999 and the first quarter of 2000 will continue to be negatively impacted by the need to raise cash and the inability to obtain new merchandise.

Selling, general and administrative expenses for the three months ended September 30, 1999 amounted to $4.1 million (9.2% of total revenue) compared to $2.5 million (6.5% of total revenue) in the comparable 1998 period. The increase in selling, general and administrative expenses is attributed to the expenses associated with opening and operating additional golf centers and skating and entertainment facilities.

In the third quarter of 1999, the Company's management performed a review of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), and determined that events and changes in circumstances resulted in the carrying amount of the assets exceeding the sum of the expected future cash flows associated with such assets. As a result of the review, $56.4 million in charges were recorded for write-downs of long-lived assets in the third quarter. The Company incurred legal, consulting and other incremental fees and costs of $1.7 million relating to the restructuring efforts, including retaining a business advisory firm.

Interest expense increased to $6.6 million for the three months ended September 30, 1999 from $2.4 million in the comparable 1998 period. The increase in interest expense was due primarily to additional debt outstanding and an increase in interest rates. Other income, including interest income, decreased to $170,000 in the 1999 period as compared to $615,000 in the 1998 period.

We had a loss before income taxes and cumulative effect of a change in accounting principle of $81.0 million for the three months ended September 30, 1999, as compared to income of $11.0 million in the comparable 1998 period. Net loss for the three months ended September 30, 1999 was $63.5 million as compared to net income of $1.8 million for the 1998 period.

We completed a restructuring of our Old Credit Facility with our lenders on October 18, 1999, which provided for an additional $30.0 million of availability. In addition, we are in the process of divesting ourselves of certain golf and non-golf assets in order to raise capital, which together with the additional capital available under the New Credit Facility, should allow the Company to meet its obligations and commitments over the next twelve months.

Our ability, however, to meet our cash requirements for operations and construction is dependent upon the completion of these asset sales in a timely manner.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, we had cash, cash equivalents and short-term investments of $5.6 million compared to $21.2 million at December 31, 1998. The decrease was due principally to construction costs of approximately $64.9 million and the funding of operating losses, partially offset by the proceeds of certain financing transactions described below.

The cash requirements of funding our construction expenditures and acquisition costs have historically exceeded cash flow from operations. In the past, we have satisfied our capital needs primarily through debt and equity financing. Although we continually explore raising additional capital through such means, equity financing would be extremely dilutive at our current stock price ($1.69 per share as of November 17, 1999) and debt financing may be difficult and costly to obtain.

Our outstanding indebtedness as of September 30, 1999, including the Notes (defined below) and other indebtedness of $288.8 million, bears interest at fixed and variable rates currently ranging from 5.3% to 15.0% per annum.

During the nine months ended September 30, 1999, we borrowed an additional $37.5 million under the Old Credit Facility, $10.5 million of which was used to repay all amounts outstanding under the mortgage loan with ORIX USA Corporation.

As a result of our financial performance in the second quarter of this year, we were not in compliance with several covenants under our Old Credit Facility, including all the financial covenants which were based on earnings before interest, taxes, depreciation and amortization. In exchange for a fee of $250,000 and an increase in the interest rate to the prime rate plus 2%, we received a waiver and a swing line from the lenders under the Old Credit Facility, while we worked with them to restructure the Old Credit Facility. The restructuring was completed on October 18, 1999 and the Old Credit Facility was expanded to a $130 million New Credit Facility. The New Credit Facility provides for varying interest rates between Alternate Base Rate plus 1 1/2 % and Alternate Base Rate plus 3%, is collaterized by substantially all of the Company's assets and requires certain scheduled principal payments through its maturity date on December 31, 2002. In addition, we successfully restructured our debt with Bank of America on November 12, 1999, and with Fleet Bank on November 19, 1999.

Given our receipt of additional liquidity under the New Credit Facility and the successful restructuring of our debt with Bank of America and Fleet Bank, as well as the anticipated proceeds from the planned sale of certain non-core and underperforming assets, we believe that we will have adequate funding to meet all of our commitments (including interest payments and other debt service) over the next 12 months. There can be no assurance, however, that we will consummate assets sales in a timely manner or that such asset sales will yield the capital necessary to meet our capital needs. In addition, under the New Credit Facility, a portion of the proceeds of asset sales is required to be applied to the repayment of indebtedness. In the event asset sales do not yield adequate capital or are not timely consummated, we will explore a variety of other options, including, but not limited to (i) other sources of financing, (ii) halting construction projects currently committed to or underway, (iii) deferring capital improvements and maintenance, (iv) closing certain operations, and (v) undertaking other measures to conserve our working capital. Such measures could have a material adverse effect on our business and operations.

The New Credit Facility consists of two tranches: "Tranche A" is a $30 million revolving credit facility which converts into a term loan on December 29, 2000, after which time amounts which are repaid may not be reborrowed; "Tranche B" is a $100 million term loan.

Initially, principal amounts outstanding with respect to Tranche A loans bear interest at a variable rate based on the Alternative Base Rate (as that term is defined in the Credit Agreement to mean the greater of The Chase Manhattan Bank's prime rate of lending or the Federal Funds Rate plus 1/2%) plus 1 1/2 %. If the New Credit Facility is permanently repaid to $100 million or less on or before June 30, 2000, from and after such repayment, the rate of interest with respect to Tranche A loans shall be reduced to a variable rate based on the Alternative Base Rate plus 1/2%. Initially, principal amounts outstanding with respect to Tranche B loans shall bear interest at a variable rate based on the Alternative Base Rate plus 3%. If the New Credit Facility is permanently repaid to $100 million or less on or before June 30, 2000, from and after such repayment, the rate of interest with respect to Tranche B loans shall be reduced to the Alternative Base Rate, plus 2%. If the New Credit Facility is permanently repaid to $80 million or less on or before December 29, 2000, from and after such repayment, the rate of interest with respect to Tranche B loans shall be reduced to the Alternative Base Rate, plus 1%. In addition, for each additional $10 million by which the New Credit Facility is permanently repaid below $80 million through December 31, 2001, from and after such repayment, the rate of interest with respect to Tranche B loans shall be reduced by 1/4% until such time as the interest rate for all loans is the Alternative Base Rate plus 1/2%. Interest payments on outstanding principal amounts of the New Credit Facility will be payable monthly in arrears until such time as the New Credit Facility is permanently reduced to $80 million after which time interest payments will be payable quarterly. In addition, in the event that we sell certain specified assets or issue debt or equity, we will be required to make certain mandatory prepayments of principal based on the net proceeds of such sales or issuance. The New Credit Facility also requires certain scheduled repayments of principal through the New Credit Facility's maturity date on December 31, 2002.

The proceeds of the New Credit Facility are to be used to fund construction projects and for other working capital purposes, including the payment of interest on our outstanding 5 3/4% Convertible Subordinated Notes.

The payment and performance of our obligations under the New Credit
Facility have been guaranteed by substantially all of our subsidiaries. The
New Credit Facility is secured by substantially all of our assets and the assets of our subsidiaries (subject to certain existing liens and other permitted encumbrances and excluding certain non-assignable assets), including, without limitation, real property, personal property, tangible property and intangible property, partnership and joint venture interests, all accounts, inventory and equipment. In addition, we have pledged all of the stock of our domestic subsidiaries and 66% of the stock of our foreign subsidiaries.

In connection with the New Credit Facility, we issued to the lenders warrants (the "Warrants") for 10% of the Company's outstanding common stock (on a fully diluted basis). The Warrants are exercisable at an exercise price of $.50 per share, subject to adjustment under certain circumstances, including sales of equity at a price below fair market value or below the exercise price of the Warrants. The Warrants may be canceled by the Company without penalty as follows: (i) if we make the mandatory repayments of the New Credit Facility of at least $30 million by December 29, 2000, 10% of the Warrants originally issued may be canceled; (ii) if we make additional mandatory repayments of the New Credit Facility of at least $25 million by December 31, 2001, an additional 10% of the Warrants originally issued may be canceled; and (iii) if the outstanding balance under the New Credit Facility is paid back on or before June 30, 2002, an additional 30% of the Warrants originally issued may be canceled. Only the portion of the Warrants not subject to cancellation my be exercised prior to June 30, 2002. As a condition to the closing of the New Credit Facility, we entered into a Registration Rights Agreement, pursuant to which we are required, under certain circumstances, to register the shares of common stock issuable upon exercise of the Warrants.

In addition to certain customary covenants, the Credit Agreement contains (i) certain restrictive covenants, including, among others, covenants limiting liens, indebtedness, acquisitions, asset sales, construction of new facilities, capital expenditures, investments and the payment of dividends, and (ii) covenants requiring continued compliance with certain financial tests, including a net worth test, and several financial ratios, including an interest coverage ratio and a consolidated EBITDA ratio. Included among the events of default are any Change of Control (as defined in the Credit Agreement) of the Company. As of September 30, 1999, $105.2 million was outstanding under the New Credit Facility.

In June 1999, we entered into a loan agreement with ChinaTrust Bank (U.S.A.) providing for up to an $8.0 million term loan, secured by a mortgage on two of our existing properties. The loan matures in July, 2005 and bears interest at the prime rate less 1.0% during the draw down period and at the prime rate during the pay down period. As of September 30, 1999, we had drawn down $6.0 million available under the loan.

In June 1999, we entered into two sale leaseback transactions with Realty Income Corp. ("RIC"). We sold the real property located at our Flanders, New Jersey site and Alpharetta, Georgia site for $2.2 million and $3.3 million, respectively. Simultaneously with such sales, we entered into a 25-year lease for each site with five 5-year renewal options with an annual rent equal to 10.8% of the sale proceeds, which rent escalates every two years based on an increase in the consumer price index.

On June 30, 1999 we entered into a Modification Agreement with Bank of America N.A. (formerly known as NationsBank N.A) whereby in exchange for a $2 million payment of principal and a $40,000 extension fee, Bank of America agreed to extend the maturity of its four secured term loans aggregating $6.1 million until August 31, 1999. On August 12,1999, we again entered into a Modification Agreement with Bank of America whereby in exchange for an increase in the interest rate to the prime rate plus 2% and a $15,000 extension fee, Bank of America agreed to extend the maturity of its four secured term loans to October 5, 1999 which was later extended to November 12, 1999. On November 12, 1999, we entered into an Amended and Restated Master Loan Agreement with Bank of America, which provides for interest rates of the prime rate plus 2 1/2 %, a mandatory prepayment of $250,000 due on or before September 30, 2000 and a maturity date of March 1, 2001. In connection with the restructured loan, we issued to Bank of America warrants to purchase up to 100,000 shares of the Company's common stock. The warrants are exercisable at an exercise price of $.50 per share, subject to adjustment under certain circumstances, including sales of equity at a price below fair market value or below the exercise price of the warrants. All of the warrants may be canceled by the Company if we satisfy the loans in full on or prior to June 30, 2000 and, if not, fifty percent may be canceled by the Company if we satisfy the loans in full on or prior to December 21, 2000. As of September 30, 1999, $6.1 million was outstanding under the Amended and Restated Master Loan Agreement.

On July 29, 1999, we obtained a waiver from Fleet Bank whereby in exchange for our transferring $225,000 into a cash reserve account and paying a $6,000 waiver fee, Fleet Bank agreed to waive a financial covenant applicable to the performance of our ice facility in Simsbury, Connecticut. We also agreed that within 60 days of the waiver, which was later extended to November 19, 1999, we would work toward a mutually satisfactory loan restructuring agreement. On November 19, 1999, we restructured our term loan with Fleet Bank. The amended loan agreement provides for interest at the LIBOR rate plus 1.75%, a guaranty of Family Golf Centers, Inc., or in lieu of thereof, a $150,000 payment into cash escrow account by June 30, 2000 and a maturity date of August 8, 2001. As of September 30, 1999, $2.8 million was outstanding under the loan with Fleet Bank.

In July 1999, we entered into a loan agreement with ChinaTrust Commercial Bank (New York Branch) providing for a $10 million term loan secured by a leasehold mortgage on our Englewood, Colorado site. The loan matures in July 2004 and bears interest at the prime rate less .5%.

TRENDS

From 1994 through 1998, we rapidly expanded, growing from one golf facility in 1992 to 121 golf facilities as of September 30, 1999, a number of which were acquired through acquisition. Our strategy was to quickly reach critical mass to achieve economics of scale. Although we achieved certain of such economies, our performance over the last three quarters has been extremely disappointing and below our expectations.

We have completed an analysis of our business and a review of a number of strategic alternatives, including the potential disposition of the non-golf operations and the disposition or closing of non-performing or underperforming golf facilities. Zolfo, Cooper LLC, a business advisory firm, assisted in our analysis and continues to advise us in connection with the implementation of our business plan.

In addition, we have established an Office of the Chairman in order to oversee the restructuring of our operations. The office of the Chairman is comprised of Dominic Chang, our Chief Executive Officer, Krishnan P. Thampi, our Chief Operating Officer, Philip Gund, our Acting Chief Financial Officer and, Stephen Cooper, our Chief Restructuring Officer.

Given our liquidity constraints, we will not acquire additional facilities over the near-term, but instead will focus on disposing of underperforming assets, which may result in additional losses, and assimilating and strengthening the operations of our recently acquired facilities and improving their cash flow.

We anticipate that we will continue to incur significant costs in connection with the ongoing restructuring of our business operations for at least the fourth quarter of 1999 and the first quarter of 2000. We also believe that revenues will be negatively impacted by the reduced level of advertising and promotions and that gross margins on merchandise sales will continue to be negatively impacted by our inability to obtain current merchandise through at least the next two quarters.

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

INFLATION

There was no significant impact on our operations as a result of inflation during the nine months ended September 30, 1999.

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

We have formed a project team, comprised of our management information services staff, to identify and correct Year 2000 compliance issues for our Company's information technology ("IT") systems as well as the non-IT systems such as fire and burglar alarms, irrigation systems and time clocks. The project team has been charged with the responsibility of investigating and remediating any and all problems associated with the millennium bug. All systems that are not compliant will be either modified or replaced as is necessary, although since a majority of our systems are industry standard software systems which are year 2000 compliant, we do not expect that significant modification or replacement will be necessary.

Although there can be no assurance, the total projected cost associated with our year 2000 program is not expected to be material to our financial position, results of operations or cash flows. The total cost for the project (excluding internal payroll costs) is currently expected to approximate $160,000 to $175,000, which is being funded from working capital. As of September 30, 1999, we had incurred approximately $150,000 relating to our year 2000 compliance project.

The project team has defined a four-phase approach to determining the year 2000 readiness of our systems, software and equipment. Phase I, Inventory Assessment, involves the inventory of all systems, software and equipment and the identification of any year 2000 issues. This phase is complete. Phase II, Remediation, involves repairing, upgrading and/or replacing any non-compliant equipment and systems. We replaced older IBM systems to a year 2000 compliant Windows(R) based system as part of our plans to upgrade our point-of-sales merchandise control systems. We also adjusted rather than replaced our non-IT systems to perform properly in the year 2000 and thereafter. This phase is complete. Phase III, Testing, involves testing our systems, software, and equipment for year 2000 readiness, or in certain cases, relying on test results provided to us from suppliers. The project team has concluded testing of our most critical software programs to ensure year 2000 compliance and has contacted all major suppliers to review year 2000 compliance issues of their products. This phase is complete. Phase IV, Implementation and Completion, involves placing compliant systems, software and equipment into production or service and implementing all necessary contingency plans. In the event that any program or system fails system readiness testing, we will rely on our contingency plans to alleviate the year 2000 issues. These contingency plans, will include, but will not be limited to, development of backup and recovery procedures, remediation of existing systems in parallel with the installation of new systems, replacement with temporary manual processes and identification of alternative suppliers.

As of September 30, 1999, our overall progress by phase for all IT and non-IT systems was as follows:

--------------------------------------------------- ------------------------------ -----------------------------------------
PHASE                                               PERCENT COMPLETE               TARGET COMPLETION DATE
--------------------------------------------------- ------------------------------ -----------------------------------------
Phase I - Inventory Assessment                      100%                           Complete
--------------------------------------------------- ------------------------------ -----------------------------------------
Phase II - Remediation                              100%                           Complete
--------------------------------------------------- ------------------------------ -----------------------------------------
Phase III - Testing                                 100%                           Complete
--------------------------------------------------- ------------------------------ -----------------------------------------
Phase IV- Implementation and Completion             95%                            November 30, 1999
--------------------------------------------------- ------------------------------ -----------------------------------------

The completion dates set forth above are based on our current expectations. However, due to the uncertainties inherent in year 2000 remediation, no assurances can be given as to whether such projects will be completed on such dates.

The failure to correct a material year 2000 problem could result in an interruption or failure of certain important business operations. The failure of our point-of-sales systems and billing systems could result in our inability to timely post and record sales revenue and expenses. In addition, the aging of our accounts payable would be inaccurate. In this unlikely event, we would manually record sales and expenses until a year 2000 compliant system is applied.

The financial impact of any or all of the above worst-case scenarios has not been and cannot be estimated by us due to the numerous uncertainties and variables associated with such scenarios. Management believes, however, that its year 2000 program will significantly reduce our risks associated with the change over to the year 2000.

At the present time, we have not deferred any IT projects nor do we anticipate that such a deferral will be necessary as a result of our year 2000 efforts.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 NONE

ITEM 2. CHANGE IN SECURITIES

During the quarter ended September 30, 1999, we issued an aggregate of 1,585 shares of common stock on July 7, 1999 to Ron and Linda Reif (the "Managers"), as part of the consideration for the termination of a management agreement with the Managers. Such issuance was not registered under the Securities Act of 1933 (the "Act") in reliance on the exemption provided by Section 4(2). Such issuance did not involve any general solicitation and the Managers have represented that they understand that the Common Stock may not be sold or otherwise transferred absent registration under the Act or an exemption therefrom and each certificate representing shares of such Common Stock bears a restrictive legend to such effect.

ITEM 3. DEFAULT UPON SENIOR SECURITIES                                     NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 9, 1999, we held our Annual Meeting of Stockholders. At such meeting Dominic Chang, Krishnan P. Thampi, James Ganley, Jimmy C. M. Hsu, Yupin Wang and Donald Monks were elected to continue to serve as directors of the Company by a plurality of the votes cast in person or by proxy at the Meeting. In addition, of an aggregate of 23, 353, 137 shares represented in person or by proxy at the Meeting, there were 23,258,911 votes cast for, 41,529 votes against and 52,697 abstentions with respect to the ratification of the appointment of Richard A. Eisner & Company, LLP, certified public accountants, as auditors of Family Golf for the fiscal year ending December 31, 1999.

ITEM 5. OTHER INFORMATION

We have established an Office of the Chairman in order to oversee the restructuring of our operations. The Office of the Chairman is comprised of Dominic Chang, as our Chief Executive Officer, Krishnan P. Thampi, as our Chief Operating Officer, Philip Gund, as our Acting Chief Financial Officer and, Stephen Cooper, as Chief Restructuring Officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS
              Exhibit 27                         Financial Data Schedule

     (b)  REPORTS ON FORM 8-K
              None

SIGNATURE


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   November 19, 1999
         Melville, NY


                                      FAMILY GOLF CENTERS, INC.
                                               (Registrant)




                                      By:      /s/ Krishnan P. Thampi
                                               -------------------------------
                                               KRISHNAN P. THAMPI
                                               President,
                                               Chief Operating Officer,
                                               Assistant Secretary, Treasurer
                                               and Chief Accounting Officer.