Form 10-K
period 1999-12-31
FAMILY GOLF CENTERS INC
filed 2000-04-14
CIK 929941

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K
                                   (Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999

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

            Preferred Stock Purchase Rights

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's voting stock (based upon the closing sales price of such stock) held by nonaffiliates of the Registrant was $13,870,244 on April 10, 2000. (For purposes of this report, the number of shares of Common Stock of the Registrant held by non-affiliates was determined by aggregating the number of shares beneficially held by officers and directors of the Registrant and by others who, to the Registrant's knowledge, own 10% or more of the Common Stock, and subtracting such shares from the total number of shares outstanding).

The Registrant had 26,039,272 shares of Common Stock outstanding as of April 10, 2000.

Documents incorporated by reference: NONE.

================================================================================

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD LOOKING STATEMENTS.

                  =============================
                             PART I
                  =============================


ITEM 1.   BUSINESS
--------------------------------------------------------------------------------

GENERAL

     We operate golf centers in North America. Our golf centers provide a wide variety of practice and play opportunities, including facilities for driving, chipping, putting, pitching and sand play. Our golf centers typically offer full-line pro shops, golf lessons instructed by PGA-certified golf professionals and other amenities such as miniature golf and snack bars to encourage family participation. We also operate other sports and family entertainment facilities, including ice rinks and "Family Sports Supercenters," which have two or more sports-related attractions, such as golf, ice rinks, bowling centers, soccer facilities and batting cages, as well as a variety of family entertainment activities. As of December 31, 1999, we owned, operated, managed or had under construction 115 golf facilities and 25 ice rink and family entertainment facilities in 23 states and three Canadian provinces.

BUSINESS STRATEGY

     From 1994 through 1998, we rapidly expanded, growing from one golf facility in 1992 to 115 golf facilities as of December 31, 1999, most of which were acquired through acquisition. Our strategy was to quickly reach critical mass to achieve economics of scale. Although we achieved certain of such economies, our performance over the last fiscal year has been extremely disappointing and below our expectations.

     We have completed an analysis of our business and have determined, that given our extreme liquidity crisis and highly leveraged capital structure, we must dispose of sufficient operating assets, primarily non-core and under performing assets, in order to raise sufficient proceeds to meet our working capital and debt service requirements. In addition, we may close underperforming sites. Zolfo, Cooper LLC, a business advisory firm, assisted in our analysis and continues to advise us in connection with the implementation of our business plan.

     In addition, we have established an Office of the Chairman in order to oversee the restructuring of our operations. The office of the Chairman is comprised of Dominic Chang, our Chief Executive Officer, Krishnan P. Thampi, our Chief Operating Officer, Philip Gund, a partner of Zolfo, Cooper LLC who is our Acting Chief Financial Officer and, Stephen Cooper, a partner of Zolfo, Cooper LLC who is our Chief Restructuring Officer.

     Given our liquidity constraints, we will not acquire additional facilities over the near-term, but instead will focus on disposing of operating assets, primarily non-core and under performing assets, which may result in additional losses, and strengthening the operations of our remaining facilities and improving their cash flow.

     We anticipate that we will continue to incur significant costs in connection with the ongoing restructuring of our business operations throughout fiscal year 2000. We also believe that revenues will be negatively impacted by a reduced level of advertising and promotions and that merchandise sales will continue to be negatively impacted by our inability to obtain current merchandise due to trade credit restrictions.

RECENT ACQUISITIONS AND DISPOSITIONS

     During the first quarter of 1999, we acquired three golf facilities in Lodi, California; El Cajon, California; and Portland, Oregon, for an aggregate purchase price of $2.4 million. We did not make any other acquisitions in 1999.

     During the fourth quarter of 1999, we sold the assets of four golf facilities located in Arlington, Texas; Austin, Texas; Dallas, Texas and Fort Worth, Texas for $3.9 million in aggregate gross sales proceeds. Also, during the fourth quarter of 1999, we sold the assets of a golf course in Leesburg, Virginia for a gross sale price of $3.8 million. As required under our $130 million credit facility, a portion of the aggregate gross sales proceeds was used to repay a portion of such debt for each of these dispositions.

     Subsequent to December 31, 1999 we sold the assets of three golf facilities in Tucson, Arizona; Mesa, Arizona, and Olympia, Washington as well as an ice rink facility in Simsbury, Connecticut. We also sold a golf school located in Hilton Head, South Carolina. The aggregate gross proceeds for these transactions was $9.5 million.

GOLF FACILITIES

     We believe that we attract customers to our golf centers due to the quality, convenience and comfort of our facilities and their appeal to the whole family. The golf centers are designed to provide a wide variety of practice opportunities, including facilities for driving, chipping, putting, pitching and sand play, and typically offer full-line pro shops, golf lessons instructed by PGA-certified golf professionals and other amenities to encourage family participation. They are designed around a driving range with target greens, bunkers and sand traps to simulate golf course conditions. Generally, our ranges are lighted to permit night play and the hitting tees are enclosed or sheltered from above and from the rear in a climate-controlled environment. In certain cases, all or a portion of the range is enclosed under an air inflated dome to permit all-weather play. There are approximately 80 to 100 hitting tees in facilities with the two-tier design and approximately 30 to 60 hitting tees at smaller golf centers. In addition to a driving range, our golf centers typically include a number of amenities designed to appeal to golfers and their families, such as a 4,000-6,000 square foot clubhouse (including a full-line pro shop, locker facilities, a restaurant or snack bar and video games), PGA-certified golf instructors, landscaped 18-hole miniature golf courses and a short game practice area (including putting green and sand traps). Our pro shops are stocked with clubs, bags, shoes, apparel and videos and related accessories from a number of suppliers, including brand-name manufacturers such as Nike Corporation, Callaway Golf Company, Karsten Manufacturing Corporation (Ping), Tommy Armour Golf, Wilson Golf Company, Mizuno Golf Company, Spalding Sports Worldwide, Titleist and Footjoy Worldwide (Divisions of Fortune Brands, Inc.), Ashworth Clothing Company and Nicklaus Golf Equipment Company. We also sell private label products at our pro shops, including balls, gloves and other merchandise bearing the "Family Golf" logo. In December 1997, we acquired Confidence Golf, Inc., a designer and assembler of premium-grade golf clubs. Confidence golf clubs are sold at our golf facilities as well as independent pro shops and retailers. In some limited instances, as with certain plastic golf shoe spikes, we act as a distributor of golf merchandise both to our facilities and to non-affiliated third parties.

As of December 31, 1999, we operated three regulation 18-hole golf courses of which we owned two and leased one. As of December 31, 1999, we operated 30 par-3 or executive golf courses. Most of the courses have a clubhouse, a pro shop, a driving range and PGA-certified golf instructors on site and banquet facilities or a restaurant.

As of December 31, 1999, we owned, leased or managed 115 golf facilities (five of which were under construction) in 23 states and three Canadian provinces. As of December 31, 1999, we owned 34 of such facilities, leased 77 of such facilities and managed five of such facilities.

Of our facilities, 21 are operated under the name "Golden Bear" pursuant to a non-exclusive license agreement (the "License Agreement") with a subsidiary (the "Licensor") of Golden Bear Golf, Inc. ("GBGI"). Under the License Agreement, we are licensed to use the trademark "Golden Bear" and related trademarks and trade names in the operation of certain of our golf facilities. We do not have the right to open additional Golden Bear golf centers. The License Agreement expires on December 31, 2008, except that we have the right to terminate the agreement effective December 31, 2000. The License Agreement is also subject to termination by the Licensor or us under certain other circumstances. Pursuant to the License Agreement, we will pay the Licensor $795,000 per year (based on 21 Golden Bear golf centers in operation). In addition, if such 21 centers generate Adjusted Gross Revenues (as defined in the License Agreement) in excess of $30.0 million a year, the Licensor will receive incentive compensation ranging from 1% to 3% of such excess revenue. During the term of the License Agreement, we will have the exclusive right to operate golf centers under the name "Golden Bear" within a 10-mile radius of our Golden Bear golf centers, except with respect to the Golden Bear golf center located in Carrollton, Texas for which the exclusive territory is reduced. On April 13, 2000 we received a letter from the Licensor terminating the License Agreement as a result of our failure to pay royalty fees for the first and second quarter of 2000. As a result of such termination, we have 30 days from April 13, 2000 to remove all "Golden Bear" signage from our sites and to cease using the "Golden Bear" trademark and related trademarks and trade names at our golf facilities.

SPORTS AND FAMILY ENTERTAINMENT FACILITIES

     In order to generate additional sources of revenue, attract a more diverse customer base and offset the seasonality of our core golf business, we operate sports and family entertainment facilities, including ice rinks and Family Sports Supercenters. As of December 31, 1999,we operated eight stand-alone ice rink facilities, managed eight additional ice rink facilities and operated four Family Sports Supercenters.

     Our ice rink facilities are typically designed with the rinks as the main attraction, but with amenities at the facility to provide family entertainment and generate additional revenues. Such amenities include a pro shop, video games, a supervised play area for young children, restaurants and snack bars. The pro shops are stocked with skates, hockey sticks, jerseys, protective equipment such as helmets and pads and other skating, hockey and figure skating-related items. We generate revenues at our ice rink facilities by renting the rinks to hockey leagues, teams and figure skaters, charging admission to our skating facilities for public skating, providing lessons through USFSA-certified instructors, skate and equipment rentals and pro shop sales. We also generate revenues from food and beverage sales, video games and birthday and private party rentals.

     We acquired our first ice rink in July 1997 as part of our acquisition (the "LCI Acquisition") of Leisure Complexes, Inc. ("LCI"). In September 1997, we acquired a 47,000 square foot skating facility in Syosset, New York, which has a NHL regulation-size ice rink and an additional half rink, as well as a pro shop and snack bar. It is used as a practice facility by the NHL's New York Islanders. In December 1997, we acquired an indoor family sports and entertainment center, located in Evendale, Ohio, which includes two regulation-sized ice rinks, two soccer fields and additional family amusements. In February 1998, we acquired an ice rink facility and family entertainment center in Raleigh, North Carolina. On December 2, 1998, we consummated the acquisition of SkateNation, Inc. ("SkateNation"), which operated six ice rink facilities and managed an additional 16 ice rink facilities throughout the United States. As of December 31, 1999, we owned two ice rink facilities, leased six ice rink facilities and managed an additional eight ice rink facilities.

     In October 1998, we completed the conversion of a golf center in Denver, Colorado into a Family Sports Supercenter by adding two NHL-regulation size ice rinks (which are currently being used as practice facilities by the NHL's Colorado Avalanche) and other family entertainment amenities. In August 1999, we opened our newly constructed Supercenter in a mall located in New Rochelle, New York. The Supercenter includes two ice rinks (one of which is NHL - regulation size and the other is a free-form themed rink), a restaurant and family entertainment center. As of December 31, 1999, we owned one Family Sports Supercenter and leased three Family Sports Supercenters.

     In April 1998, we entered into agreements with the Township of Woodbridge, New Jersey, to lease, construct and operate an ice rick facility with two sheets of ice and a family entertainment center. The Township of Woodbridge recently served us with a Notice to Quit - Termination of Tenancy and Demand for Possession based upon our alleged breach of the agreements. We are currently in settlement discussions with the Township, however no assurance can be given that a settlement will be reached. In the event that a settlement is not reached, we intend to vigorously contest the lawsuit.

OPERATIONS

     Each golf facility has a general manager who reports to an area or divisional manager, one to two assistant managers, a head golf professional, up to four PGA-certified professionals who instruct golfers, approximately five full-time staff members and approximately 13 to 20 part-time employees, depending on the season. Each ice rink facility has a general manager, one assistant manager, a hockey director, a figure skating director, approximately four to six other full-time employees and approximately 25 to 35 part-time employees, depending on the season. Currently, each of our Family Sports Supercenters employs approximately 280 to 350 people, depending on the season, of which approximately 75 are full-time and the balance of which are part-time or seasonal.

     A majority of the golf instructors are PGA-certified and the skating instructors are USFSA-certified. In addition, a majority of the general managers have managed or were assistant managers at other golf centers, golf courses, ice rinks or Family Sports Supercenters, as the case may be, prior to being hired by us. General managers, as well as other management personnel, are provided performance incentives such as stock options and bonuses.

     Our corporate policies relating to personnel, labor, cash management and budgets are formulated at our headquarters and provided to each of our facilities. All purchasing, accounting, insurance, cash management, finance and human resource functions are managed centrally at our headquarters.

     We utilize a number of internal controls and procedures to monitor and safeguard the cash generated by our facilities. The primary control is a computer system at each facility that can be monitored from corporate headquarters and that provides point of sale and inventory controls and management reports on a daily basis. The primary control of all cash accounts is centralized at corporate headquarters.

MARKETING AND ADVERTISING

     As a result of our recent liquidity restraints, we have significantly reduced our advertising and promotions. Currently our advertising and promotions are limited to the local level, primarily advertising in print media.

COMPETITION

     The golf center, ice rink and family entertainment industries are each highly competitive and include competition from other golf centers, golf courses, other ice rinks and family entertainment outlets and other recreational pursuits. In addition, our pro shop business faces competition from other pro shops, specialty retailers and department stores. We may face imitation and other forms of competition and we cannot prevent others from utilizing a similar operational strategy. Many of our competitors and potential competitors may have considerably greater financial and other resources, experience and customer recognition than we do. We operate 21 of our golf centers under the name "Golden Bear" pursuant to the License Agreement with the Licensor. GBGI, the parent of the Licensor, is one of our competitors. The Licensor is permitted to establish, or license others to establish, Golden Bear golf centers that compete with our golf centers, including our Golden Bear golf centers, provided that, we have the exclusive right to operate Golden Bear golf centers within a 10-mile radius of our Golden Bear golf centers (except with respect to the Golden Bear golf center located in Carrollton, Texas for which the exclusive territory is reduced). There can be no assurance that competition will not adversely affect our business.

EMPLOYEES

     We had, as of December 31, 1999, approximately 3205 employees, of which 977 were full-time employees and 2,228 were part-time employees. None of the employees are represented by a collective bargaining agreement. We have never experienced a strike or work stoppage. We believe that our relationship with our employees is good.

GOVERNMENTAL REGULATION

     Operations at our golf facilities involve the use and limited storage of various hazardous materials such as pesticides, herbicides, motor oil, gasoline, heating oil and paint as well as various chemicals used to create, refrigerate and maintain the ice at our ice rinks. Under various federal, state and local laws, ordinances and regulations (which are administered, in the case of federal laws and regulations, primarily by the United States Environmental Protection Agency), an owner or operator of real property is generally liable for the costs of removal or remediation of hazardous substances that are released on or in our property regardless of whether the property owner or operator knew of, or was responsible for, the release of hazardous materials. We have not been informed by any governmental authority or instrumentality of any material non-compliance or violation by us of any environmental laws, ordinances or regulations. However, we are aware of one notice of violation issued by the New York State Department of Environmental Conservation (the "DEC") against the owner of the land leased by us in Elmsford, New York alleging that certain hazardous materials were placed on the site. The owner has taken remedial action and we do not believe we will be affected by the alleged violation. Although we usually hire environmental consultants to conduct environmental studies, including invasive procedures such as soil sampling or ground water analysis on golf facilities we own or operate in some cases only limited invasive procedures are conducted on such properties and in a limited number of instances no environmental studies are conducted. Even when invasive procedures are used, environmental studies may fail to discover all potential environmental problems. Accordingly, there may be potential liabilities or conditions of which we are not aware.

     We are subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. Restaurants at certain of our facilities serve alcoholic beverages and are subject to certain state "dram-shop" laws, which provide a person injured by an intoxicated individual the right to recover damages from an establishment that wrongfully served such beverages to the intoxicated individual.

RISK FACTORS

IF WE ARE UNABLE TO MODIFY OUR LOAN COVENANTS OR IF WE ARE UNABLE TO SELL ENOUGH ASSETS ON A TIMELY BASIS TO REDUCE OUR OUTSTANDING DEBT AND TRADE PAYABLES, WE MAY BE FORCED TO FILE FOR BANKRUPTCY PROTECTION.


     In August, 1999, we announced that we were not in compliance with the requirements of our principal credit facility and that unless we restructured such facility we would be forced to file for bankruptcy. Although the credit facility was restructured, we have been unable to meet certain financial covenants under the restructured credit facility and under other loan agreements, for which we have received temporary waivers. If we are unable to modify our loan covenants or extend the waivers, we will likely file for bankruptcy protection. In addition, we remain highly leveraged and illiquid and, if we cannot generate income and cash flow, we may be unable to remain in operation. In order to meet our debt service and operating capital needs, we must sell assets. We cannot assure you that we will operate profitably in the near future or at all or that we will continue as a going concern.

WE HAVE CHANGED OUR SHORT-TERM BUSINESS STRATEGY FROM A GROWTH MODE TO A SALE OF ASSETS MODE, IN ORDER TO INCREASE LIQUIDITY, REDUCE DEBT LEVELS, AND RETURN TO PROFITABILITY.

     From 1994 through 1998, we rapidly expanded, growing from one golf facility in 1992 to 115 golf facilities and 25 ice skating and family entertainment centers as of December 31, 1999, most of which were acquired through acquisition. Our strategy was to quickly reach critical mass to achieve economies of scale. Although we achieved certain economies, our performance during 1999 has been substantially below our expectations. Accordingly, we have adjusted our business strategy and, rather than seeking to acquire new facilities, we will focus our attention on selling sufficient operating assets, primarily non-core and under performing assets, to meet our liquidity needs and improving operations. We can not assure you that we will be able to sell such operating assets on favorable terms, if at all, or that our change in strategy will prove successful. We may also experience additional losses from the sale of these assets which may adversely affect our results of operations and stock prices.

CASH CONSTRAINTS HAVE, AND WILL CONTINUE TO, NEGATIVELY IMPACT OUR BUSINESS

     As a result of our liquidity crisis, we have been forced to conserve cash by: (i) significantly reducing advertising, (ii) retaining only minimum staff at our sites and at our corporate headquarters, (iii) stretching out and delaying payments to our vendors, (iv) performing only necessary capital expenditures and construction projects; and (v) delaying payment for certain services. Such steps have and will continue to negatively impact our revenues, our ability to obtain goods and services from our vendors and employee morale. It has also resulted in additional lawsuits and liens being filed against us and our assets and increased our legal fees and expenses.


THERE ARE RISKS ASSOCIATED WITH INTEGRATING NEW FACILITIES AND WE HAVE NOT SUCCESSFULLY INTEGRATED OUR MOST RECENTLY ACQUIRED FACILITIES.

     We made a large number of acquisitions during 1998 (we started the year with approximately 60 golf centers in operation or under construction and ended the year with 119 golf centers in operation or under construction). Significant facility enhancements were made during 1998 and the first half of 1999, retail merchandise was added to pro shops, and additional employees and management were hired to integrate these facilities and prepare for the 1999 golf season. The results for the 1999 season for the newly acquired centers were disappointing and did not meet expectations. We cannot assure you that we will be able to improve their performance significantly in the near future, especially in light of our current liquidity problems.

WE WILL NEED ADDITIONAL FINANCING TO MEET OUR FUTURE CAPITAL REQUIREMENTS.

     As of December 31, 1999, we had cash, cash equivalents and short-term investments of $3.5 million and a working capital deficit of $297 million (of which $265.1 million is debt that according to its original terms would have been classified as long term) as compared to $21.6 million and $30.1 million at December 31, 1998. Unless we are able to consummate the sale of sufficient operating assets, primarily non-core and underperforming assets, on a timely basis, we will not have adequate capital to meet all our obligations. Moreover, under our principal credit facility, a portion of the proceeds from asset sales must be used to pay down the credit facility and will not be available for operations. In addition, we will need additional financing sources to meet our long-term needs. We have not determined the amount we may seek to raise or whether such financing will consist of debt or equity. In light of the fact that substantially all of our assets are pledged as collateral for existing loans and in light of our substantial leverage, obtaining additional debt financing may be difficult and costly. We cannot assure you that we will obtain additional financing for future operations or capital needs on favorable terms or at all.

WE ARE SUBSTANTIALLY LEVERAGED.

     As of December 31, 1999, we had approximately $308.2 million aggregate principal amount of indebtedness outstanding, including $115 million aggregate principal amount of our 5 3/4% convertible subordinated notes issued by us during the fourth quarter of 1997 (the "Notes") and $125.3 million of indebtedness under our principal credit facility. In addition, our principal credit facility provides for borrowings of up to $130 million, subject to compliance with certain financial tests and ratios. Our ability to meet our debt service obligations, to reduce our total indebtedness and to comply with terms of our credit facilities will be dependent upon our ability to timely dispose of assets to generate cash and on our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors, many of which are beyond our control. We can not assure you that we will be able to generate sufficient cash flow to service our debt and, if we are not so able, we may be required, among other things, to seek additional financing in the debt or equity markets, to refinance all or a portion of our debt, to sell assets, to reduce or delay planned capital expenditures or to file for bankruptcy. We can not assure you that any such financing, restructuring, or sale of assets would be available on satisfactory terms, if at all.

IT HAS BEEN DIFFICULT TO OBTAIN INVENTORY FROM OUR VENDORS AND MAY CONTINUE TO NEGATIVELY IMPACT PRO SHOP SALES.

     As a result of our financial condition, it has been more difficult and may continue to be difficult to obtain adequate inventory supplies from our vendors. This has adversely affected the performance of our pro shops, and may continue to negatively impact pro shop sales.

OUR PRINCIPAL CREDIT FACILITY IMPOSES CERTAIN RESTRICTIONS ON US.

     Our $130 million credit facility and certain other instruments governing our indebtedness include covenants that, among other things, restrict our ability to incur additional indebtedness, dispose of assets, merge or consolidate with another entity, create liens, pay dividends or make investments, acquisitions or capital expenditures. Under the $130 million credit facility, we are also required to maintain compliance with certain financial tests and ratios and borrowings under the credit facility will be limited by such tests. Accordingly, we can not assure you that all or a portion of the $130 million will be available when required by us. In addition, the credit facility requires mandatory prepayments under certain circumstances, including upon the sale of assets, and restricts our ability to prepay other indebtedness. Our ability to comply with such provisions may be affected by events that are beyond our control. Our failure to comply with certain covenants would, among other things, permit our lenders to accelerate the maturity of the obligations thereunder and could result in cross-defaults permitting the acceleration of debt under other loan agreements. Moreover, as a result of these covenants, our ability to respond to changing business and economic conditions and to secure additional financing, if needed, may be restricted significantly, and we may be prevented from engaging in transactions that might otherwise be considered beneficial to us.

OUR ABILITY TO DEFEND AGAINST RECENTLY COMMENCED CLASS ACTION SUITS IS
UNCERTAIN.

     As described under "legal proceedings," several class action suits have recently been commenced against us and certain of our executive officers. While we intend to vigorously contest these actions, we cannot assure you that we will prevail in such litigation or that such litigation will be settled on terms favorable to us or at all. In addition, we cannot assure you that similar actions will not be commenced or that such litigation will not negatively impact our reputation or stock price. Moreover, the costs of litigation may further restrain our liquidity and may negatively impact our ability to meet working capital needs.

WE ARE DEPENDENT ON THE POPULARITY OF GOLF AND DISCRETIONARY CONSUMER SPENDING.

     Although we have expanded our business outside the golf industry, we are highly dependent on the golf industry and the public's interest in utilizing golf practice centers, for the generation of our revenues and earnings. Activities such as golf have, in the past, been susceptible to increases and decreases in popularity that have materially affected the financial condition and results of operations of companies dependent on such activities, and we can not assure you that the golf industry will not suffer a material decrease in popularity, which would result in a material adverse effect on our financial condition and results of operations. The amount spent by consumers on discretionary items, such as the family entertainment activities offered by us, have historically been dependent upon levels of discretionary income, which may be adversely affected by general economic conditions. A decrease in consumer spending on golf and other family entertainment activities could have a material adverse effect on our financial condition and results of operations.

WE HAVE ONLY RECENTLY ENTERED INTO THE ICE RINK AND FAMILY SPORTS SUPERCENTER INDUSTRIES AND HAVE A LIMITED OPERATING HISTORY IN SUCH INDUSTRIES.

     Although we have been operating since 1992, we did not enter into the ice rink and family entertainment industries until 1997. Accordingly, we have a limited operating history in these segments upon which you can evaluate our business. In addition, we only have limited experience in these industries and face the risks commonly associated with the establishment of new lines of business. We can not assure you that we will be able to gain the experience necessary to operate profitably in the ice rink and family entertainment industries.

OUR BUSINESS IS SEASONAL AND OUR OPERATING RESULTS FLUCTUATE.

     Although our expansion into ice rink facilities and Family Sports Supercenters has partially offset the seasonality of our business, the second and third quarters of the calendar year typically account for a greater portion of our revenues than the first and fourth quarters of the year. This is primarily due to an outdoor playing season limited by weather. Although most of our driving ranges are designed to be all-weather facilities, portions of our facilities, including the miniature golf courses, are outdoors and vulnerable to weather conditions. In addition, golfers are less inclined to practice when weather conditions limit their ability to play golf on outdoor courses. The timing of closings and dispositions may also cause our results of operations to vary significantly from quarter to quarter. Accordingly, period to period comparisons are not necessarily meaningful and should not be relied on as indicative of future results. In addition, variability in our results of operations could cause the price of our securities to fluctuate following the release of interim results of operations or other information and may have a material adverse effect on the price of our securities.

WE FACE COMPETITION FROM OTHER PROVIDERS OF FAMILY ENTERTAINMENT AND RETAIL OUTLETS.

     The golf center, ice rink and family entertainment industries are each highly competitive and include competition from other golf centers, golf courses, other ice rinks and family entertainment outlets and other recreational pursuits. In addition, our pro shop business faces competition from other pro shops, specialty retailers and department stores. We may face imitation and other forms of competition and we cannot prevent others from utilizing a similar operational strategy. Many of our competitors and potential competitors may have considerably greater financial and other resources, experience and customer recognition than do we. In addition, we operate 21 of our golf centers under the name "Golden Bear" pursuant to a non-exclusive license agreement with a subsidiary of Golden Bear Golf, Inc., one of our competitors. The licensor is permitted to establish, or license others to establish, Golden Bear golf centers that compete with our golf centers, including our Golden Bear golf centers, provided that we have the exclusive right to operate Golden Bear golf centers within a 10-mile radius of each of our Golden Bear golf centers except with respect to the Golden Bear golf center located in Carrollton, Texas for which the exclusive territory is reduced. We cannot assure you that competition will not adversely affect our total revenues or profitability.

OUR BUSINESS IS DEPENDENT ON CERTAIN AGREEMENTS, INCLUDING REAL PROPERTY LEASES, MANAGEMENT AGREEMENTS AND LICENSES.

     The future success of our business and operations is dependent, in part, upon certain key operating agreements, including our real property leases and management agreements with respect to certain municipal facilities. Certain of these agreements are terminable at will and others may be terminated prior to their scheduled expiration should we default in our obligations under them. The termination or non-renewal of any of these agreements could have a material adverse effect on our results of operations if we were unable to enter comparable agreements.

     Certain of our management agreements with municipalities require us to make capital improvements to the facilities under management. In most cases, upon termination of these management agreements, the municipality may retain and is not obligated to pay us for the value of any capital improvements. Unless reimbursed, we would immediately have to write-off, for accounting purposes, the undepreciated value of these capital improvements (which aggregate approximately $53 million as of December 31, 1999), which are currently being depreciated and amortized over the life of the applicable management agreement.

     After giving effect to renewal options, as of December 31 1999, none of our real property leases are scheduled to expire until December 31, 2002. However, the leases may be terminated prior to their scheduled expiration should we default in our obligations under them. The termination of any of our leases could have an adverse effect on our operations if we are unable to enter into leases for comparable properties on substantially similar or more favorable terms. We have received letters from landlords at four of our leased sites claiming that as a result of our alleged breach of certain covenants contained in the leases, such leases are terminated. Landlords at two of these sites have filed lawsuits seeking to evict us from their properties. We have, or are in the process of, responding to these termination letters and contesting each of the lawsuits.

WE MAY BE SUBJECT TO POTENTIAL ENVIRONMENTAL LIABILITIES OF WHICH WE ARE NOT AWARE.

     Operations at our facilities involve the use and limited storage of various hazardous materials such as pesticides, herbicides, motor oil, gasoline, heating oil and paint, as well as various chemicals used to create, refrigerate and maintain the ice at our ice rinks. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property is generally liable for the costs of removal or remediation of hazardous substances that are released on or in our property regardless of whether the property owner or operator knew of, or was responsible for, the release of hazardous materials.
We have not been informed by any governmental authority of any non-compliance or violation by us of any environmental laws, ordinances or regulations and we believe that we are in substantial compliance with all such laws, ordinances and regulations applicable to our properties or operations. As of the date hereof, we have not incurred material costs of remediation and we know of no material environmental liability to which we may become subject. Although we usually hire environmental consultants to conduct environmental studies, including invasive procedures such as soil sampling or ground water analysis on facilities we own or operate, in some cases only limited invasive procedures are conducted on such properties and in a limited number of instances no environmental studies are conducted. Accordingly, there may be potential environmental liabilities or conditions of which we are not aware.

THERE MAY BE ANTI-TAKEOVER EFFECTS ASSOCIATED WITH THE ISSUANCE OF RIGHTS AND PREFERRED STOCK AND CERTAIN BY-LAW AND CONTRACT PROVISIONS.

     Family Golf declared a dividend distribution payable on April 30, 1999 to shareholders of record on April 29, 1999 of one preferred share purchase right on each outstanding share of our common stock. The holder of any such right is entitled to buy one one-thousandth of a share of our series A junior participating preferred stock at an exercise price of $75.00. The rights will become exercisable if a person or group acquires 15% or more of our common stock (or with respect to a person who held 15% or more of the common stock at the time of the dividend distribution, if such person acquires an additional 1% of the common stock) or announces a tender offer for 15% or more of our common stock, and at such time, each right will entitle our holder (other than the person who has acquired the threshold amount) to purchase, at the right's exercise price, a number of shares of common stock having a market value at that time of twice the right's exercise price. If we are acquired in a merger or other business combination transaction after a person acquires 15% or more of our common stock or the rights are otherwise triggered, each right will entitle our holder to purchase, at the right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the right's exercise price. Our certificate of incorporation authorizes our board of directors to issue up to 2,000,000 shares of "blank check" preferred stock, $0.10 par value per share (including the series A participating preferred stock mentioned above). The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors, without further action by stockholders. The issuance of such stock could, among other results, negatively affect the voting power of the holders of common stock. The rights, and, under certain circumstances, the issuance of the preferred stock would make it more difficult for a third party to gain control of us, discourage bids for the common stock at a premium, or otherwise adversely affect the market price of the common stock. Such provisions may discourage attempts to acquire us.

     We have no current arrangement, commitment or understanding with respect to the issuance of our preferred stock, other than with respect to the rights. We cannot assure you, however, that we will not, in the future, issue more shares of preferred stock.

     In addition, Family Golf's by-laws contain provisions:

          o authorizing the board of directors to set the date for any special meeting of stockholders,

          o requiring advance notice of stockholder nominations and stockholder proposals;

          o authorizing the board of directors to postpone or cancel a scheduled meeting of stockholders, and

          o authorizing the Chairman of the board of directors to adjourn any meeting of stockholders and to establish the procedures for conducting a stockholder meeting.

     The rights together with the ability of the board of directors to issue preferred stock and these by-laws provisions could have the effect of delaying, deferring or preventing a change of control of Family Golf or the removal of existing management and, as a result, could prevent the stockholders of Family Golf from being paid a premium over the market value for their shares of common stock.

     A Change of Control, as defined in our $130 million credit facility, is an event of default under our credit facility. It is also an event of default under certain other instruments of indebtedness if Dominic Chang is not Chairman of the Board, Chief Executive Officer and beneficial owner of at least 5% of our outstanding common stock. In addition, the indenture with respect to the $115 million principal amount of our convertible subordinated notes requires Family Golf to redeem the notes, at the option of each noteholder, if there is a Change of Control, as defined in the indenture. Accordingly, such provisions could discourage possible future attempts to gain control of Family Golf (which attempts, if stockholders were offered a premium over the market value of their common stock, might be viewed as beneficial to stockholders).

DOMINIC CHANG IS A SIGNIFICANT STOCKHOLDER AND IS ABLE TO EXERCISE CONTROL OVER US.

     As of December 31, 1999, Mr. Dominic Chang beneficially owned 3,949,001 shares of our common stock, constituting approximately 15.2% of outstanding shares. Mr. Chang is, therefore, able to exercise significant influence with respect to the election of our board of directors and all matters submitted to a vote of the stockholders, including the acquisition or disposition of material assets.

THE LOSS OF THE SERVICES OF DOMINIC CHANG OR FAILURE TO RETAIN OTHER QUALIFIED PERSONNEL COULD HARM OUR BUSINESS.

     Our success depends to a significant extent on the performance and continued service of Dominic Chang, our Chairman of the Board and Chief Executive Officer. Family Golf has entered into an employment agreement with Mr. Chang which expires on December 31, 2001. We carry key person life insurance in the amount of $7.25 million on the life of Mr. Chang. In addition, it is an event of default under certain debt instruments if Mr. Chang is not the Chairman of the Board and Chief Executive Officer of Family Golf and if he does not own at least 5% of our outstanding common stock. In addition, we are required to hire and retain personnel and professionals to staff our facilities. We cannot assure you that we will be able to retain the services of Mr. Chang or that we will be able to attract and retain qualified personnel.

FUTURE SALES OF COMMON STOCK BY OUR EXISTING STOCKHOLDERS COULD ADVERSELY AFFECT OUR STOCK PRICE.

     Future issuances of common stock pursuant to outstanding options, warrants and convertible notes or to reduce indebtedness may dilute the value of our common stock.

     As of December 31, 1999, options to purchase a total of 2.9 million shares of our common stock are outstanding, of which 1.4 million are currently exercisable. In addition, warrants were issued to our senior lenders to purchase a total of 2,993,142 shares of our common stock at an exercise price of $.50 per share, of which 1,496,571 are currently exercisable. Our $115 million aggregate principal amount of convertible subordinated notes are convertible into 4,631,494 shares of our common stock. Based on the price per share of $.781 on April 10, 2000, such issuances may be very dilutive to current stockholders.

THE TRADING PRICE OF OUR COMMON STOCK IS VOLATILE.

     The trading price of our common stock has been volatile, with a 52-week high of 19.8125 and a low of .7187 per share. The trading price of our common stock may continue to fluctuate in response to variations in quarterly operating results, the gain or loss of significant contracts, the disposition of significant assets, changes in management, future announcements concerning Family Golf, general trends in the industry and other events or factors.

WE DO NOT ANTICIPATE PAYING ANY DIVIDENDS.

     We have never paid any cash dividends on our common stock. Moreover, our $130 million credit facility prohibits us from paying dividends. At present, we do not anticipate paying dividends on our common stock in the foreseeable future and intend to devote any earnings to the development of our business. Investors who anticipate the need for immediate income from their investment should refrain from purchasing our common stock.

WE INDEMNIFY OUR DIRECTORS AND OFFICERS AGAINST CERTAIN EXPENSES AND
LIABILITIES.

     So far as permitted by the Delaware General Corporation Law, Family Golf's certificate of incorporation and by-laws provide that we will indemnify our directors and officers against expenses and liabilities they incur to defend, settle or satisfy any civil or criminal action brought against them on account of their being or having been directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or to have engaged in willful misconduct. As a result of such provisions, stockholders may be unable to recover damages against our directors and officers for actions taken by them which constitute negligence or a violation of their fiduciary duties, which may reduce the likelihood of stockholders instituting derivative litigation against directors and officers and may discourage or deter stockholders from suing our directors, officers, employees and agents for breaches of their duty of care, even though such action, if successful, might otherwise benefit us and our stockholders. In addition, each of our named executive officers have indemnity agreements, contractually obligating the Company to indemnify such officers.

WE HAVE INCLUDED FORWARD-LOOKING STATEMENTS IN THIS DOCUMENT BASED ON EXPECTATIONS INVOLVING RISKS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS.

     Certain statements included or incorporated by reference into this prospectus constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and include statements made in press releases and oral statements made by our officers, directors or employees acting on our behalf. All such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Family Golf, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, market demand for our products and services, successful implementation of our products and services, competitive factors, the ability to manage our growth, the ability to recruit additional personnel and other factors referenced in this prospectus and in our filings with the Securities and Exchange Commission. In addition to statements which explicitly describe such risks and uncertainties, you are urged to consider statements labeled with the terms "believes," "belief," "expects," "plans," "anticipates" or "intends," to be uncertain and forward-looking.

ITEM 2.     PROPERTIES
-------------------------------------------------------------------------------


     We maintain our executive offices in approximately 16,874 square feet of space in Melville, New York pursuant to a lease expiring in June 2008. As of December 31, 1999, we owned land, subject to mortgages, on which 36 of our facilities, are located. Information concerning such properties is set forth below.


                           APPROXIMATE               DATE OPENED
FACILITY LOCATION          ACRES OWNED               OR ACQUIRED
-----------------         -------------              ------------

Queensbury, NY                200                       May 1995
Greenville, SC                 24                       May 1995
Glen Allen, VA                 10                      Aug. 1995
Duluth, GA                     56                      Aug. 1995
Valley View, OH                 5                      Nov. 1995
Mesa, AZ                       39                      Feb. 1996
Flemington, NJ                 17                     March 1996
Yorktown Heights, NY           14                     April 1996
Tucson, AZ                     18                      June 1996
West Palm Beach, FL            32                      June 1996
Fountain Inn, SC              283                      Aug. 1996
South Easton, MA               70                     Sept. 1996
Margate, FL                    14                      Oct. 1996
Milwaukee, WI                  65                      Nov. 1996
Mainville, OH                  32                      Dec. 1996
Southampton, PA                12                      June 1997
Palm Royale, CA                25                      June 1997
Federal Way, WA (1)            22                      Oct. 1997
Evendale, OH                   16                      Dec. 1997
Elk Grove, CA                  20                      Dec. 1997
Kansas City, KS                25                      Jan. 1998
Wichita, KS                    25                      Jan. 1998
Holbrook, MA (1)               76                      Feb. 1998
Carlsbad, CA                   12                     April 1998
Kent, WA                       13                      June 1998
Tacoma, WA                     15                      June 1998
Douglasdale, AB                96                      June 1998
Nanaimo, BC                    35                      June 1998
Pittsburgh, PA                 27                      July 1998
Kansas City, MO                25                     Sept. 1998

Coyote Creek, BC               72                      Oct. 1998
Voorhees, NJ                   18                      Oct. 1998
Thunder Bay, ON                 3                      Dec. 1998
Vaughan, ON                    39                      Dec. 1998
Richmond, VA                  2.5                      Dec. 1998
Glen Allen, VA                  3                      Dec. 1998
______________
(1) Under construction or being held for construction.

     As of December 31, 1999, we leased the land on which 75 of our facilities are located. None of such leases are with our affiliates. Information concerning such leases is set forth below.

FACILITY             APPROXIMATE            LEASE                 DATE OPENED
LOCATION            ACRES LEASED       EXPIRATION DATE            OR ACQUIRED
--------           -------------       ---------------            -----------
Farmingdale, NY         13            February 28, 2002 (1)        March 1992
Wayne, NJ               16            February 28, 2003             July 1993
Elmsford, NY            27            February 27, 2019 (2)         July 1994
Utica, NY               18            December 31, 2019 (1)         Dec. 1994
Clay, NY                23            June 30, 2005 (3)             Jan. 1995
Alpharetta, GA          26            June 28, 2024 (25)            Aug. 1995
Gilroy, CA              36            October 31, 2002 (4)          Nov. 1995
Valley View, OH         14            November 8, 2010 (2)          Nov. 1995
Henrietta, NY           28            October 10, 2020 (1)          Jan. 1996
Virginia Beach, VA      81            March 20, 2027 (5)           March 1996
Indian River, VA        14            December 2002 (6)              May 1996
Fairfield, OH           24            October 17, 2002 (2)          June 1996
St. Louis, MO           42            February 28, 2002 (1)         June 1996
San Jose, CA            25            March 31, 2013 (2)            July 1996
Westminster, CA         17            February 28, 2008 (2)         July 1996
Englewood, CO           55            June 30, 2017 (7)             Aug. 1996
Flanders, NJ            25            June 28, 2024 (25)            Aug. 1996
Glen Burnie, MD         38            December 31, 2012            Sept. 1996
Palm Desert, CA         17            July 31, 2000 (8)             Feb. 1997
Raleigh, NC             20            March 11, 2022 (4)           March 1997
Olney, MD              150            March 25, 2007               March 1997
Rio Salado, AZ          70            December 8, 2015 (2)         April 1997
San Bruno, CA           15            December 31, 2003 (10)       April 1997
Milpitas, CA            16            August 5, 2009                June 1997
Carver, MA              19            December 31, 2002             June 1997
Lake Grove, NY          54            May 31, 2042                  July 1997
Columbus, OH            37            March 21, 2005 (1)           Sept. 1997
Commack, NY             18            February 28, 2010 (10)       Sept. 1997
Greenville, SC          29            May 24, 2007 (11)            Sept. 1997

Syosset, NY              3            March 31, 2010 (16)          Sept. 1997
County Line, CO(24)     25            May 1, 2018                   Oct. 1997
Warrenville, IL         59            October 21, 2015 (12)         Dec. 1997
Stuart, FL              26            June 28, 2002 (17)            Jan. 1998
Raleigh, NC              6            December 9, 2047              Feb. 1998
Colorado Springs, CO    24            December 31, 2022             Feb. 1998
Chicago, IL             23            July 14, 2008                 Feb. 1998
Palms, San Diego CA      5            December 16, 2002 (1)         Feb. 1998
Rocky Point, NY         17            December 31, 2007 (4)         Feb. 1998
San Diego, CA         4.63            April 30, 2002 (4)            Feb. 1998
Suisin, CA              20            August 1, 2030  (13)          Feb. 1998
New Rochelle, NY(24)     3            October 19, 2024 (2)         March 1998
Fort Worth, TX          23            April 30, 2000 (2)            June 1998
Houston, TX (Westheimer)20            October 31, 2002 (2)          June 1998
Houston, TX             25            May 16, 2007(2)               June 1998
Kingwood, TX            65            May 15, 2010 (20)             June 1998
San Antonio, TX         21            November 30, 2007 (13)        June 1998
San Antonio, TX         25            December 31, 2028 (1)         June 1998
Olympia, WA             35            August 31, 2002 (2)           June 1998
Tumwater, WA            36            August 1, 2025                June 1998
Calgary, AB              2            June 30, 2000 (21)            June 1998
Kelowna, BC             13            August 8, 2021 (22)           June 1998
Vancouver, BC           57            April 30, 2038                June 1998
Moreno Valley, CA       17            September 10, 2006 (22)       July 1998
Markham, Ontario         8            August 31, 2005               July 1998
Lake Park, FL           28            December 31, 2006             July 1998
North Lauderdale, FL    18            December 31, 2015 (13)        July 1998
College Park, MD        21            December 23, 2015             July 1998
Plymouth, MI            42            January 31, 2017              July 1998
Royal Oaks, MI          13            December 31, 2003 (23)        July 1998
Toms River, NJ           7            August 5, 2016 (2)            July 1998
Williamsville, NY       16            February 28, 2007 (2)         July 1998
Dayton, OH              48            September 8, 2016             July 1998
Polaris, OH             33            December 31, 2008             July 1998
Beaverton, OR           20            December 31, 2016             July 1998
Monroeville, PA         27            April 14, 2025                July 1998
Carrollton, TX          22            September 10, 2011 (2)        July 1998
Sacramento, CA          14            September 28, 2015 (2)       Sept. 1998
Shelton, CT             18            April 30, 2008 (9)            Dec. 1998
Simsbury, CT            17            March 31, 2019 (7)            Dec. 1998
Odenton, MD              9            November 30, 2020 (18)        Dec. 1998
Reston, VA               4            December 1, 2003 (7)          Dec. 1998
Dale City, VA            7            March 7, 2025 (19)            Dec. 1998
Portland, OR            21            January 13, 2019              Jan. 1999

El Cajon, CA            12            April 30, 2004 (24)          March 1999
Lodi, CA                13            March 31, 2019               March 1999



(1) We have the option to extend the lease term for three additional five-year periods.
(2) We have the option to extend the lease term for two additional five-year periods.
(3) We have the option to extend the lease term for one ten-year period plus four additional five-year periods.
(4)  We have the option to extend the lease term for one five-year period.
(5) This lease is for land on which part of the Virginia Beach, Virginia golf center is located.
(6) We have the option to extend the lease term of six additional ten-year periods and one three year, six-month period.
(7)  We have the option to extend the lease term for two ten-year periods.
(8) We have the option to purchase the sublandlord's right to the leased premises. The original lease expires on July 31, 2000 with three five-year renewal options.
(9) We have the option to purchase sublandlords right to the leased premises. The original lease expires on March 31, 2012 with one fifteen-year renewal option.
(10) We have the option to extend the lease term for four five-year periods.
(11) We have the option to extend the lease term for three ten-year periods.
(12) We have the option to extend the lease term for one one-year period.
(13) We have the option to extend the lease term for one twelve-year six-month period.
(14) We have the option to extend the lease term for six five-year periods.
(15) We have the option to extend the lease for one period of twelve years.
(16) We are required to purchase the leased premises prior to expiration of the lease.
(17) We have the option to extend the lease for two additional 15 year periods.
(18) We have the option to extend the lease for one additional ten year period.
(19) We have the option to purchase the leased premises prior to expiration of the lease.
(20) We have the option to extend the lease for three additional three year periods.
(21) We have the option to extend the lease for an additional 30 year period.
(22) We have the option to extend the lease for one period of ten years and two five year periods.
(23) We have the option to extend the lease through August 16, 2005.
(24) We have the option to extend the lease for five additional five year periods.

     After giving effect to renewal options, none of our current leases is scheduled to expire until December 31, 2002. However, the leases may be terminated prior to their scheduled expiration should we default in our obligations thereunder. The termination of any of our leases could have an adverse effect on us. If any of our leases were to be terminated, there can be no assurance that we would be able to enter into leases for comparable properties on favorable terms, or at all. We have received letters from landlords at four of our leased sites claiming that as a result of our alleged breach of certain covenants contained in the leases, such leases are terminated. Landlords at two of these sites have filed lawsuits seeking to evict us from their properties. We have, or are in the process of, responding to these termination letters and contesting each of these lawsuits.


     We operate fourteen facilities for municipalities pursuant to concession licenses. These facilities are located at Douglaston, New York; El Segundo, California; Denver, Colorado; Mahwah, New Jersey; Randall's Island, New York; Bronx, New York; Miami, Florida; Fremont, California; Encino, California; Evergreen, Colorado; Overland Park, Colorado; Seattle, Washington; Tacoma Firs, Washington and Coquitlam, British Columbia. In addition, we have agreed to construct three facilities at the following locations for municipalities pursuant to concession licenses: Brooklyn, New York; New York City, New York and Woodbridge, New Jersey. The Township of Woodbridge, New Jersey recently served us with a Notice to Quit--Termination of Treasury and Demand for Possession based upon our alleged breach of our lease and redevelopment agreement. We are currently in settlement discussion with the Township, however, no assurance can be given that a settlement will be reached. Our concession license for the Douglaston, New York golf center, the concession license for the Randall's Island, New York golf center, and the concession license for the Bronx, New York golf center are terminable at will. Our management agreement with the City of El Segundo for the El Segundo golf facility terminates on February 4, 2001.


     Many of the eight management agreements which were in effect as of December 31, 1999 and pursuant to which we manage municipally-owned ice arenas, have a term of one year or less, or are terminable by either the municipality or us upon 30 days written notice.

ITEM 3.    LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

     On or about February 22, 2000 Jerrold Schaffer filed a class action in the United States District Court for the Eastern District of New York alleging that Family Golf and certain of our executive officers violated federal securities laws in connection with the sale of our common stock during the period July, 1998 through August, 1999. The complaint seeks an unspecified amount of compensatory damages, as well as attorneys' fees. The allegations against us and our officers arise out of public statements during the relevant period concerning our financial health and expected future earnings. The complaint alleges that while management stated that our rapid growth through acquisitions was progressing smoothly and achieving economies of scale, in reality we were experiencing increased operating expenses and insufficient working capital. The complaint further alleges that when the true facts regarding our financial health and expected future earnings became known in August, 1999, our stock price dropped. Several other complaints have also been filed in the same court alleging virtually identical facts and securities law violations, at least one of which seeks punitive damages. We believe that the allegations lack merit and intend to vigorously contest such claims.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
--------------------------------------------------------------------------------


     There were no matters submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 1999.

                                ===================
                                     PART II
                                ===================


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND
          RELATED STOCKHOLDER MATTERS


     Our common stock, par value $.01 per share, commenced trading on the Nasdaq National Market on November 17, 1994 under the symbol "FGCI". The following table sets forth, for the periods indicated, the high and low last sales prices for common stock as reported by the Nasdaq National Market and as retroactively adjusted for a three-for-two stock split effected in the form of a stock dividend paid on May 4, 1998 to holders of record as of April 20, 1998.


                                             STOCK PRICE
     CALENDAR YEAR 1998:                   HIGH       LOW
                                          -----      -----
       First Quarter                     27 3/4     9 3/16
       Second Quarter                    31 9 16    23 1/4
       Third Quarter                     27         15
       Fourth Quarter                    24 1/2     10

       CALENDAR YEAR 1999:
       First Quarter                     19 13/16   5 13/16
       Second Quarter                    10 3/16    5 7/8
       Third Quarter                     9          0 23/32
       Fourth Quarter                    3          1 1/4


     As of April 10, 2000, there were approximately 437 holders of record of our common stock. We believe there were in excess of 400 beneficial owners of our common stock. As of April 10, 2000, the last sales price for our common stock as reported by the Nasdaq National Market was $.781.

     Except for a three-for-two stock split effected in the form of a stock dividend paid on May 4, 1998 to holders of record as of April 20, 1998, we have neither declared nor paid dividends on our common stock and do not intend to declare or pay any dividends in the foreseeable future. We currently intend to retain earnings, if any, for the repayment of indebtedness and the operation of our business. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon the earnings, capital requirements and our financial position, general economic conditions and other pertinent factors. In addition, our principal credit facility prohibits the payments of any dividends, unless we would be in compliance with such credit facility, including certain financial ratios, after giving effect to such dividends.

   During the year ended December 31, 1999, we issued an aggregate of 64,961 shares of our common stock as part of the consideration for 4 separate acquisitions. Such shares were issued in the amounts, on the dates, and for the securities or assets listed below: (i) January 14, 1999, 24,909 shares, Shun Jong Lee, all of the issued and outstanding securities of the 82nd Avenue Golf Range, Inc., a company which owned a golf center located in Portland, Oregon as well as 8,000 shares to Western Golf Properties International, Ltd. in connection with such transaction; (ii) March 5, 1999, 12,467 shares, El Cajon Golf Associates, Inc., the El Cajon Golf Center located in El Cajon, California;
(iii) March 15, 1999, 8000 shares, Carl and Judith Fink, Lodi Golf Center, located in Lodi, California; and (iv) July 7, 1999, 1,585 Ron and Linda Reif, termination of a management agreement. Such issuances were not registered under the Securities Act of 1933 (the "Act") in reliance on the exemptions provided by
Section 4(2) or Regulation S of the Act. None of such issuances involved any general solicitation and each of the recipients of our common stock has represented that such recipient understands that our common stock may not be sold or otherwise transferred absent registration under the Act or an exemption therefrom and each certificate representing shares of such common stock bears a legend to such effect.

     On April 6, 1999, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value .0001 per share, of the Company (the "Common Stock"). The dividend was payable on April 30, 1999 to stockholders of record on April 20, 1999. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.10 per share, of the Company (the "Preferred Stock") at a price of $75.00 subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of April 6, 1999, as the same may be amended from time to time, between the Company and Continental Stock Transfer & Trust Co., as Rights Agent.

ITEM 6.    SELECTED FINANCIAL DATA
-------------------------------------------------------------------------------

     The following selected financial data for the five years ended December 31, 1995, 1996, 1997, 1998 and 1999 were derived from audited financial statements of Family Golf.



                                                                               YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------------------------------------
                                                        1995           1996              1997              1998             1999
                                                        ----           ----              ----              ----             ----

                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
  Statement of Operations Data:
   Total revenue .............................      $  12,432       $  28,052       $  72,997          $ 122,164          $ 154,869
   Operating expense .........................          6,614          13,335          37,386             62,451            133,223
   Cost of merchandise sold ..................          1,779           4,540          12,366             20,330             33,559
   Selling, general and
       administrative expenses ...............          1,242           4,760          12,630             11,723             19,644
   Merger, acquisition, integration and other
     related charges .........................                                                             7,752
   Impairment and other related
     charges ................................                                                                                61,529
                                                    ---------       ----------    ------------        -----------        ----------
      Operating income (loss) ................          2,797           5,417          10,615             19,908             93,086
      Interest expense and related charges ...           (939)           (383)         (3,863)           (11,309)           (22,007)
      Other income ...........................             66           2,172           1,659              1,938                687
                                                    ---------       ----------    ------------        -----------        ----------
   Income (loss) before income
     taxes (benefit) minority interest,
     extraordinary item and cumulative effect
     of a change in accounting principal .....          1,924           7,206           8,411             10,537           (114,406)
   Income tax expenses (benefit) .............            669           2,884           5,142              8,600            (16,468)
                                                    ---------       ----------    ------------        -----------        ----------
   Income (loss) before extraordinary items
     and cumulative effect of a change in
     accounting principle ....................          1,255           4,332           3,269              1,937            (97,938)
  Extraordinary item - loss on disposition
                       of Pre-Combination
                       Facilities.............           (181)
                     - loss on extinguishment
                       of debt................                                                            (4,890)           (42,461)
  Cumulative effect of a change in accounting
     principal ...............................                                                            (2,035)
                                                    ---------       ----------    ------------        -----------        ----------
  Net income (loss) ..........................      $   1,074       $   4,322       $   3,269          $(  4,988)         $(140,399)
                                                    ==========      ==========    ============         ==========        ===========
  Income (loss) per share before
     extraordinary item and cumulative effect
     of a change in accounting principle......           0.16            0.27            0.16               0.08              (3.75)
  Extraordinary item (net of tax effect) .....          (0.02)                                             (0.21)             (1.63)
  Cumulative effect of a change in accounting
     principal ...............................                                                             (0.08)
                                                    ---------       ----------    ------------        -----------        ----------
  Net income (loss) per share - diluted.......      $    0.14       $   0.27        $    0.16           $  (0.21)         $  (5.38)
                                                    ==========      ==========    ============         ==========        ==========

  Weighted average number of
     common shares outstanding - diluted......      7,907,000       15,905,000     19,814,000          23,855,000        26,088,000
                                                    ==========      ==========    ============         ==========        ===========




                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                              1995       1996       1997        1998         1999
                                              ----       ----       ----        ----         ----

                                                     (DOLLARS IN THOUSANDS)
  BALANCE SHEET DATA::
   Cash and cash equivalents and short
   term investments ..................   $  23,121   $  39,313   $  62,278   $  21,556   $   2,852
   Working capital (deficiency) ......      20,598      36,643      61,618      30,115    (296,951)
   Total assets ......................      61,582     171,698     363,036     572,040     491,386
  Total long-term debt,
        including current maturity ...       8,193      21,983   $ 165,836     249,571     305,755
  Total stockholders' equity .........   $  49,388   $ 144,356   $ 178,273     289,283     152,583



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


     The following discussion and analysis should be read in conjunction with our Financial Statements and the notes thereto appearing elsewhere in this document.


GENERAL

     We operate golf centers in North America. Our golf centers provide a wide variety of practice and play opportunities, including facilities for driving, chipping, putting, pitching and sand play. Our golf centers typically offer full-line pro shops, golf lessons instructed by PGA-certified golf professionals and other amenities such as miniature golf and snack bars to encourage family participation. We have grown from one golf facility in 1992 to 115 as of December 31, 1999, including five facilities under construction. In addition, in order to generate additional sources of revenue, attract a more diverse customer base and offset the seasonality of our core golf business, we also operate sports and family entertainment facilities, including ice rinks and "Family Sports Supercenters," which have two or more sports-related attractions, such as golf, ice rinks, bowling centers, soccer facilities and batting cages, as well as a variety of family entertainment activities. As of December 31, 1999, we owned, operated, managed or had under construction 115 golf facilities and 25 ice rink and family entertainment facilities in 23 states and three Canadian provinces.

     Our inability to comply with the financial covenants under our various credit facilities because of our poor financial performance in 1999 has resulted in an extreme liquidity crisis.

     We have opened or acquired facilities at varying times over the past several years. As a result of changes in the number of facilities open from period to period, the seasonality of operations, the timing of acquisitions and dispositions, the completion of our initial public offering of common stock in November 1994 (the "Initial Public Offering"), the public offering of our common stock in December 1995 (the "1995 Public Offering"), the public offering of our common stock in July 1996 (the "1996 Offering"), the private placement of $115.0 million aggregate principal amount of our 5 3/4% Convertible Subordinated Notes (the "Notes") in the fourth quarter of 1997 (the "Note Offering"), the public offering of our common stock in July 1998 (the "1998 Offering") and the expansion of our business to include ice rinks and Family Sports Supercenters, results of operations for any particular period may not be indicative of the results of operations in the future.

     Most of our revenue from our golf centers are derived from selling tokens and debit cards for use in automated range-ball dispensing machines, pro shop merchandise sales, charging for rounds of miniature golf, golf lessons and management fees. We also derive revenue from our golf centers from food and beverage sales, video games and batting cages. We derive revenue from our golf courses from golf club membership fees, fees for rounds of golf and golf lessons, pro shop merchandise sales and from food and beverage sales at the clubhouses. We derive revenue from our ice rinks by renting the rinks to hockey leagues and teams and figure skaters, charging admission to our skating facilities for public skating, providing lessons through USFSA-certified instructors, skate equipment rentals and pro shop merchandise sales, as well as from food and beverage sales and video games. We derive revenue from our Family Sports Supercenters from substantially the same sources as described above. As a result of their greater size and number of attractions, our Family Sports Supercenters generate significantly more revenue than individual golf centers, and generate a majority of their revenue in the first and fourth quarters of each calendar year.

     On June 30, 1998, we issued 1,384,735 shares of our common stock in exchange for all outstanding common stock, options and warrants of Eagle Quest Golf Centers, Inc. ("Eagle Quest"). This exchange, which qualified as a tax-free reorganization for federal income tax purposes, has been accounted for as a pooling-of-interests combination and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the combined results of operations, financial position and cash flows of Eagle Quest (which was incorporated in February 1996) as though it had been a part of Family Golf since inception. Under the pooling-of-interests method, the assets and liabilities of Eagle Quest are carried at their historical amounts and the historical operating results of Eagle Quest are combined with those of Family Golf for all periods presented. All information presented below reflects such combination.

RESULTS OF OPERATIONS

     The following table sets forth selected operations data of Family Golf as a percentage of total revenue (except for operating expenses which is expressed as a percentage of operating revenue and cost of merchandise sold which is expressed as a percentage of merchandise sales) for the periods indicated below:



                                                                                        YEAR ENDED DECEMBER 31,

                                                                                     1997      1998       1999


Operating revenues ............................................................      74.8%     75.7%      77.1%

Merchandise sales .............................................................      25.2      24.3       22.9

Total revenue .................................................................     100.0     100.0      100.0

Operating expenses ............................................................      68.5      67.5      111.6

Cost of merchandise sold ......................................................      67.2      68.6       94.6

Selling, general and administrative expenses ..................................      17.3       9.6       12.7

Merger, acquisition, integration and other related charges ....................        --       6.3

Impairment and other related charges ..........................................                           39.7

Income from operations ........................................................      14.5      16.3      (60.1)

Interest expense ..............................................................      (5.3)     (9.3)     (14.2)

Other income ..................................................................       2.3       1.6         .4

Income (loss) before income taxes extraordinary item and cumulative effect of a
change in accounting principle ................................................      11.5       8.6      (73.9)

Income tax expense ............................................................       7.0       7.0      (10.6)

Income (loss) before extraordinary items and cumulative effect of a change in
accounting principle ..........................................................       4.5       1.6      (63.0)

Extraordinary item ............................................................        --       4.0       27.0

Preopening expenses (net of tax effect) .......................................        --       1.7

Net income (loss) .............................................................       4.5 %     4.1%     (91.0)%


TWELVE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1998

     At varying times during 1999 and in 1998, we opened or acquired golf centers, ice rinks and family entertainment centers. Notably, we completed the acquisition of (i) MetroGolf, Inc. an owner and operator of eight golf centers, in February 1998; (ii) Eagle Quest, an owner and operator of 18 golf centers, in June 1998; (iii) Golden Bear Golf Centers, Inc ("Golden Bear"), an owner and operator of 14 golf centers, in July 1998; and (iv) SkateNation, an owner and operator of six ice rink facilities and a manager of 16 ice rink facilities, in December 1998. As a result of these and other acquisitions, significant renovations to acquired facilities subsequent to their purchase by us and new facility openings, the comparison between 1999 and 1998 may not be meaningful.

     As outlined above, we acquired a large number of golf facilities during 1998 (we started the year with approximately 60 golf centers in operation or under construction and ended the year with 119 golf centers in operation or under construction). Significant facility enhancements were made during 1998 and the first half of 1999, retail merchandise was added to the pro shops, and additional employees and management were hired to integrate these facilities and prepare for the 1999 golf season. The results for the 1999 season for the newly acquired centers were disappointing and did not meet expectations.

     Total revenue for the twelve months ended December 31, 1999 was $154.9 million as compared to $122.2 for the same period in 1998, an increase of $32.7 million (or 26.8%). Total revenue for the full year in 1999 of $154.9 million was comprised of $86.0 million in golf operating revenues, $33.4 million in non-golf operating revenues and $35.5 million of merchandise sales. Total revenue for 1998 of $122.2 million was comprised of $71.8 million in golf operating revenues, $20.7 million in non-golf operating revenues and $29.7 million of merchandise sales. The overall increase in revenue was attributable to having additional golf centers, ice rinks and family Sports Supercenters in operation during the 1999 period. Total revenue for the 62 golf centers operating for the full twelve months ended December 31, 1999 and 1998 decreased 5% to $68.2 million in the 1999 period from $71.6 million in the 1998 period. The increase in non-golf revenue in 1999 from 1998 resulted primarily from having additional ice skating and Family Entertainment Centers in operation in 1999. Total revenue in 1999 for the sites disposed of in 1999 and 2000 aggregated $ 8.9 million. Comparison of non-golf revenue between 1999 and 1998 may not be meaningful, because of the acquisition of SkateNation in December 1998.

     The liquidity crisis faced by the Company during the second half of 1999 negatively impacted revenues in the period as follows: the inability to obtain current product from vendors significantly affected merchandise sales and driving range sales; lack of funds for advertising contributed to lower sales, particularly at the Family Entertainment Centers and newly renovated golf centers; and customer concern resulting from negative publicity about our financial condition impacted reservations for parties and other functions at the Family Entertainment Centers.

     Operating revenue, consisting of all sales except merchandise sales, amounted to $119.4 million for the twelve months ended December 31, 1999, as compared to $92.5 million for the comparable 1998 period, an increase of $26.9 million (29.1%). The increase in operating revenue was primarily attributable to having additional golf centers, ice rinks and Family Sports Supercenters in operation during the 1999 period. Total operating revenue for the 62 golf centers operating for the full twelve months ended December 31, 1999 and 1998 decreased 3% to $46.8 million in the 1999 period from $48.4 million in the 1998 period. Non-golf revenue from our Family Sports Supercenters and ice rinks totaled $33.4 million for the twelve months ended December 31, 1999 and $21.4 million in the comparable 1998 period.

     Merchandise sales, consisting of golf clubs, balls, bags, gloves, videos, apparel and related accessories, amounted to $35.5 million for the twelve months ended December 31, 1999 as compared to $29.7 million for the comparable 1998 period, an increase of $5.8 million (19.7%). The increase in merchandise sales was primarily due to having additional golf center, ice rinks and family Sports Supercenters in operation during the 1999 period. Merchandise sales were affected by the Company's inability to obtain sufficient fresh product at its pro shops due to its liquidity problems. Total merchandise sales for the 62 golf centers operating for the full twelve months ended December 31, 1999 and 1998 decreased 8% to $21.4 million in the 1999 period from $23.2 million in the 1998 period.

     Operating expenses, consisting of operating wages and employee costs, land rent, depreciation of golf driving range facilities and equipment, utilities and all facility operating costs, increased to $133.2 million (112% of operating revenue) in the 1999 period from $62.5 million (67.5% of operating revenue) in the 1998 period, an increase of $70.7 million (115%). The increase in operating expenses was primarily due to the full year impact in 1999 of all of the acquisitions made during 1998 (a substantial number of which occurred during the second half of 1998), as well as the newly constructed facilities that opened during 1999.

The increase in operating expenses as a percent of operating revenues resulted from several factors, including increased staff expenses at our golf centers which was incurred to focus on improving pro shop revenues, without achieving, however, the expected revenue improvement; training and related expenses incurred in connection with the implementation of our MIS system; the opening of several new facilities later than anticipated which resulted in significant expenses without corresponding revenues; and higher rent expenses since a greater proportion of the golf facilities acquired since January 1998 were leased properties (approximately 75% compared to approximately 67% before 1998). Operating expenses in 1999 also includes a charge of $3.9 million in the third quarter from management's review and revaluation of certain assets.

     The cost of merchandise sold increased to $33.6 million (94.6 % of merchandise sales) in the 1999 period from $20.3 million (68.4% of merchandise sales) in the comparable 1998 period. The overall increase in the cost of merchandise sold of $13.3 million (65.5%) was primarily due to the higher level of merchandise sales. The increase in cost of merchandise sold as a percentage of merchandise sales includes the effects of the Company's liquidation of inventory to raise cash, inability to purchase current product from major manufacturers, and the write-down to the lower of cost or market for obsolete, slow moving and excess inventory of $3.5 million in the 3rd quarter.

     Selling, general and administrative expenses for the twelve months ended December 31, 1999 amounted to $19.6 million (12.7% of total revenue) compared to $11.7 million (9.6% of total revenue) in 1998, an increase of $7.9 million. The increase in selling, general and administrative expenses from 1998 to 1999 was primarily due to the expenses associated with opening and operating additional golf centers and skating and entertainment facilities.

     We incurred $7.8 million (6.3% of total revenue) of merger, acquisition, integration and other related charges relating to the acquisition of Eagle Quest by us on June 30, 1998. Included in these costs were: $3.7 million of fees and professional expenses, $1.4 million of severance and compensation expenses, $2.7 million of costs related to the integration of Eagle Quest sites and other write-offs.

     Impairment and other related charges, incurred as a result of the evaluation of the ongoing business operations, amounted to $61.5 million (39.7% of total revenue) for the year ended December 31, 1999.

     Interest expense increased to $22.0 million for the twelve months ended December 31, 1999 from $11.3 million for the comparable 1998 period. Other income, primarily interest income, decreased to $687,000 in the 1999 period from $1.9 million in the 1998 period. The increase in interest expense was primarily due to having additional debt outstanding during the 1999 period. An increase in interest rates may have a material impact on earnings due to our high level of floating rate debt. The level of debt may be impacted by our ability to dispose of assets on a timely basis.

     In 1999, we incurred an extraordinary charge of $42.5 million related to the disposition of assets held separately by Family Golf Centers, Inc. and Eagle Quest Golf Centers, Inc., prior to our business combination in June 1998.


TWELVE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1997

     At varying times during 1998 and in 1997, we opened or acquired golf centers, ice rinks and family entertainment centers. Notably, we completed the acquisition of (i) MetroGolf, an owner and operator of eight golf centers, in February 1998; (ii) Eagle Quest, an owner and operator of 18 golf centers, in June 1998; (iii) Golden Bear, an owner and operator of 14 golf centers, in July 1998; and (iv) SkateNation, an owner and operator of six ice rink facilities and a manager of 16 ice rink facilities, in December 1998. As a result of these and other acquisitions, significant renovations to acquired facilities subsequent to their purchase by us and new facility openings, the comparison between 1998 and 1997 may not be meaningful.

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

     Operating revenue, consisting of all sales except merchandise sales, amounted to $92.5 million for the twelve months ended December 31, 1998, as compared to $54.6 million for the comparable 1997 period, an increase of $37.9 million (69.4%). The increase in operating revenue was primarily attributable to having additional golf centers, ice rinks and Family Sports Supercenters in operation during the 1998 period, as well as an overall increase in revenue at those sites owned in both 1997 and 1998. Total operating revenue for the 38 golf centers operating for the full twelve months ended December 31, 1998 and 1997 increased 2.9% to $30.6 million in the 1998 period from $29.5 million in the 1997 period. Operating revenue for the four Eagle Quest golf centers decreased by 15.3% while operating revenue for the 34 Family Golf centers increased by 4.1%. Non-golf revenue from our Family Sports Supercenters and ice rinks totaled $21.4 million for the twelve months ended December 31, 1998 and $8.3 million in the comparable 1997 period.

     Merchandise sales, consisting of golf clubs, balls, bags, gloves, videos, apparel and related accessories, amounted to $29.7 million for the twelve months ended December 31, 1998 as compared to $18.4 million for the comparable 1997 period, an increase of $11.3 million (or 61.2%). The increase in merchandise sales was primarily due to having additional golf centers, ice rinks, and Family Sports Supercenters in operation during the 1998 period, as well as an overall increase in revenue at those sites owned in both 1997 and 1998. Total merchandise sales for the 38 golf centers operating for the full twelve months ended December 31, 1998 and 1997 increased 46.4% to $18.3 million in the 1998 period from $12.5 million in the 1997 period, due to the increased emphasis placed by us on improving pro shop sales, improved purchasing procedures and increased promotion. Merchandise sales for the four Eagle Quest golf centers decreased by

46.7% primarily due to lack of pro shop inventory in the first half of 1998 as a result of Eagle Quest's working capital shortage. Merchandise sales for the 34 Family Golf centers increased by 19.7% for the twelve month period ended December 31, 1998.

     Operating expenses, consisting of operating wages and employee costs, land rent, depreciation of golf driving range facilities and equipment, utilities and all facility operating costs, increased to $62.5 million (67.5% of operating revenue) in the 1998 period from $37.4 million (68.5% of operating revenue) in the 1997 period, an increase of $25.1 million (67.0%). The increase in operating expenses was primarily due to the operating costs of locations that were operated by us during the 1998 period which were not owned in the 1997 period.

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

     We incurred $7.8 million (6.3% of total revenue) of merger, acquisition, integration and other related charges relating to the acquisition of Eagle Quest by the us on June 30, 1998. Included in these costs were: $3.7 million of fees and professional expenses, $1.4 million of severance and compensation expenses, $2.7 million of costs related to the integration of Eagle Quest sites and other write-offs.

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

     In the third quarter of 1998, we incurred a loss on the extinguishment of debt and recorded an extraordinary item of $4.9 million. The extraordinary charge consisted principally of the write-off of debt discounts, loan acquisition costs and prepayment penalties incurred.

     In the third quarter of 1998, we adopted SOP 98-5 effective as of January 1, 1998 and recorded a cumulative effect of a change in accounting principle amounting to a charge of $2.0 million (net of tax effect). The change relates to the treatment of pre-opening costs associated with newly developed facilities.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, we had cash and cash equivalents of $3.5 million compared to $21.6 million at December 31, 1998. The decrease was due principally to operating losses, construction expenditures exceeding cash flow and restructuring costs in connection with the restructuring of our credit facility.

     Our outstanding indebtedness as of December 31, 1999, including the Notes and other indebtedness of $308.2 million, bears interest at fixed and variable rates currently ranging from 5 3/4% to 11.5% per annum.

     As a result of our financial performance in the second quarter of 1999, we were not in compliance with several covenants under our then existing $100 million credit facility with the Chase Manhattan Bank (the "Old Credit Facility"), including all the financial covenants which were based on earnings before interest, taxes, depreciation and amortization. In exchange for a fee of $250,000 and an increase in the interest rate to the prime rate plus 2%, we received a waiver and an additional line from the lenders under the Old Credit Facility, while we worked with them to restructure the Old Credit Facility. The restructuring was completed on October 18, 1999 and the Old Credit Facility was expanded to a $130 million New Credit Facility.

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

     The proceeds of the New Credit Facility are to be used to fund construction projects and for other working capital purposes, including the payment of interest on our outstanding Notes.

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

     In connection with the New Credit Facility, we issued to the lenders warrants (the "Warrants") for 10% of the Company's outstanding common stock (on a fully diluted basis). The Warrants are exercisable at an exercise price of $.50 per share, subject to adjustment under certain circumstances, including sales of equity at a price below fair market value or below the exercise price of the Warrants. The Warrants may be canceled by the Company without penalty as follows: (i) if we make the mandatory repayments of the New

Credit Facility of at least $30 million by December 29, 2000, 10% of the Warrants originally issued may be canceled; (ii) if we make additional mandatory repayments of the New Credit Facility of at least $25 million by December 31, 2001, an additional 10% of the Warrants originally issued may be canceled; and
(iii) if the outstanding balance under the New Credit Facility is paid back on or before June 30, 2002, an additional 30% of the Warrants originally issued may be canceled. Only the portion of the Warrants not subject to cancellation may be exercised prior to June 30, 2002. As a condition to the closing of the New Credit Facility, we entered into a Registration Rights Agreement, pursuant to which we are required, under certain circumstances, to register the shares of common stock issuable upon exercise of the Warrants.

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

     On or about January 28, 2000, we received a waiver from our lenders under the New Credit facility, waiving among other things, our compliance with certain financial tests for the period commencing December 31, 1999 through March 31, 2000. Then again on March 31, 2000, we received a waiver from our lenders waiving, among other things, our compliance with certain financial tests for the period commencing April 1, 2000 through May 5, 2000. As of December 31, 1999, $125.3 million was outstanding under the New Credit Facility. There can be no assurance that on or prior to May 5, 2000 our lenders' will either extend the waiver of our non-compliance with the financial tests or enter into an amendment to the New Credit Facility to modify the financial tests. Until the New Credit Facility is amended or the waiver is extended for a period of one year or longer, $308.2 million of principal outstanding under the Credit Facility as well as substantially all other debt for borrowed money which would otherwise be classified as long-term debt has been classified as a current liability. If the covenants are not amended or the waiver extended on or prior to May 5, 2000, the payment of all $126.6 million of principal currently outstanding under the New Credit Facility could be declared immediately due and payable. In such event, or sooner if such event appeared inevitable, we would likely file a voluntary petition seeking protection under the bankruptcy laws.

     During the fourth quarter of 1997, the Company issued $115 million aggregate principal amount of 5 3/4% convertible subordinated notes (the "Notes"). The Notes mature on October 15, 2004 and bear interest at the rate of 5 3/4% per annum, payable semi-annually. The Notes are unsecured and subordinated to all present and future senior indebtedness (as defined in the Indenture) of the Company. The Notes are redeemable at the option of the Company at any time after October 15, 2000, in whole or in part, at declining premiums together with accrued and unpaid interest. The Notes are convertible at the option of the holder into Common Stock at any time prior to maturity, unless previously redeemed or repurchased, at a conversion price of $24.83 per share, subject to adjustment under certain circumstances. Upon a Change of Control (as defined in the Indenture), subject to certain conditions, each holder of Notes shall have the right, at the holder's option, to require the Company to repurchase such holder's Notes at a repurchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the Repurchase Date (as defined in the Indenture), if any. The current waiver we have from our lenders under our New Credit Facility requires that the Company operate through May 5, 2000 in strict accordance with a budget. The budget does not provide for the payment of interest under the Notes, which is due and payable on April 15, 2000, subject to a 30-day grace period. There can be no assurance that our lenders will not, upon expiration of the waiver, prohibit the payment of interest on the Notes prior to the end of such grace period, or that we will have funds available to make such payment, in which event we would be in default under such Notes, which would cross- default our other debt instruments. In such event, or sooner if such event appeared inevitable, we would likely file a voluntary petition seeking protection under the bankruptcy laws.

     In June 1999, we entered into a loan agreement with ChinaTrust Bank (U.S.A.) providing for up to an $8.0 million term loan, secured by a mortgage on two of our existing properties. The loan matures in July, 2005 and bears interest at the prime rate less 1.0% during the draw down period and at the prime rate during the pay down period. We recently received, in exchange for a $25,000 fee, a waiver from ChinaTrust (U.S.A.) waiving our compliance with certain financial tests for the year ended December 31, 1999. Such waiver expires on May 5, 2000. There can be no assurance that on or prior to May 5, 2000 ChinaTrust (U.S.A.) will either extend the waiver of our non-compliance with the financial tests or enter into an amendment to the loan agreement to modify the financial tests. If the covenants are not amended or the waiver extended on or prior to May 5, 2000, ChinaTrust (U.S.A.) would have the right to declare a default under the loan agreement and require all amounts outstanding to be immediately due and payable, which default would trigger a cross- default under our other debt instruments. In such event, or sooner if such even appear inevitable, we would likely file a voluntary petition seeking protection under the bankruptcy laws. As of December 31, 1999, we had drawn down $6 million available under the ChinaTrust (U.S.A.) loan.

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

     On June 30, 1999 we entered into a Modification Agreement with Bank of America N.A. (formerly known as NationsBank N.A) whereby in exchange for a $2 million payment of principal and a $40,000 extension fee, Bank of America agreed to extend the maturity of its four secured term loans aggregating $6.1 million until August 31, 1999. On August 12,1999, we again entered into a Modification Agreement with Bank of America whereby in exchange for an increase in the interest rate to the prime rate plus 2% and a $15,000 extension fee, Bank of America agreed to extend the maturity of its four secured term loans to October 5, 1999 which was later extended to November 12, 1999. On November 12, 1999, we entered into an Amended and Restated Master Loan Agreement with Bank of America, which provides for interest rates of the prime rate plus 2 1/2 %, a mandatory prepayment of $250,000 due on or before September 30, 2000 and a maturity date of March 1, 2001. In connection with the restructured loan, we issued to Bank of America warrants to purchase up to 100,000 shares of the Company's common stock. The warrants are exercisable at an exercise price of $.50 per share, subject to adjustment under certain circumstances, including sales of equity at a price below fair market value or below the exercise price of the warrants. All of the warrants may be canceled by the Company if we satisfy the loans in full on or prior to June 30, 2000 and, if not, fifty percent may be canceled by the Company if we satisfy the loans in full on or prior to December 31, 2000. As of December 31, 1999, $5.9 million was outstanding under the Amended and Restated Master Loan Agreement.

     On July 29, 1999, we obtained a waiver from Fleet Bank whereby in exchange for our transferring $225,000 into a cash reserve account and paying a $6,000 waiver fee, Fleet Bank agreed to waive a financial covenant applicable to the performance of our ice facility in Simsbury, Connecticut. We also agreed that within 60 days of the waiver, which was later extended to November 19, 1999, we would work toward a mutually satisfactory loan restructuring agreement. On November 19, 1999, we restructured our term loan with Fleet Bank. The amended loan agreement provided for interest at the LIBOR rate plus 1.75%, a guaranty of Family Golf Centers, Inc., or in lieu thereof, a $150,000 payment into cash escrow account by June 30, 2000 and a maturity date of August 8, 2001. As of December 31, 1999, $2.8 million was outstanding under the loan with Fleet Bank. Subsequent to December 31, 1999, all amounts outstanding under the Fleet Bank loan were repaid with a portion of the proceeds from the sale of the Simsbury ice skating facility.

     In July 1999, we entered into a loan agreement with ChinaTrust Commercial Bank (New York Branch) providing for a $10 million term loan secured by a leasehold mortgage on our Englewood, Colorado site. The loan matures in July 2004 and bears interest at the prime rate less .5%. We recently received, in exchange for a $35,000 fee, a waiver from ChinaTrust Commercial waiving our compliance with certain financial tests for the year ended December 31, 1999. Such waiver expires on May 5, 2000. There can be no assurance that on or prior to May 5, 2000 ChinaTrust Commercial will either extend the waiver of our non-compliance with the financial tests or enter into an amendment to the loan agreement to modify the financial tests. If the covenants are not amended or the waiver extended on or prior to May 5, 2000, ChinaTrust Commercial would have the right to declare a default under the loan agreement and require all amounts outstanding to be immediately due and payable, which default would trigger a cross-default under our other debt instruments. In such event, or sooner if such event appeared inevitable, we would likely file a voluntary petition seeking protection under the bankruptcy laws. As of December 31, 1999, $10 million was outstanding under our loan with ChinaTrust Commercial.

     Unless asset sales occur on a timely and regular basis, we do not have sufficient capital to meet our capital commitments and fund our debt service and working capital requirements. Under the New Credit Facility, a portion of the proceeds of asset sales is required to be applied to the repayment of indebtedness. There can be no assurance that we will consummate asset sales in a timely manner or that such asset sales will yield the capital necessary to meet our needs. In addition, May 16, 2000 is the maturity date of our loan with Orix U.S.A. wherein we are required to repay $2.7 million in principal which is currently outstanding. Although we have requested a one-year extension of the Orix loan, there can be no assurance that such an extension will be obtained. If such an extension is not obtained, or if asset sales do not yield adequate capital to meet our capital commitments and fund our debt service, we would likely file a voluntary petition seeking protection under the bankruptcy laws.

TRENDS

     From 1994 through 1998, we rapidly expanded, growing from one golf facility in 1992 to 115 golf facilities as of December 31, 1999, most of which were acquired through acquisition. Our strategy was to quickly reach critical mass to achieve economics of scale. Although we achieved certain of such economies, our performance over the last fiscal year has been extremely disappointing and below our expectations.

     We have completed an analysis of our business and have determined, that given our extreme liquidity crisis and highly leveraged capital structure, we must dispose of operating assets, primarily non-core and underperforming assets, in order to raise sufficient proceeds to meet our working capital and debt service requirements. In addition, we may close underperforming sites. Zolfo, Cooper LLC, a business advisory firm, assisted in our analysis and continues to advise us in connection with the implementation of our business plan.

     In addition, we have established an Office of the Chairman in order to oversee the restructuring of our operations. The office of the Chairman is comprised of Dominic Chang, our Chief Executive Officer, Krishnan P. Thampi, our Chief Operating Officer, Philip Gund, a partner of Zolfo, Cooper LLC who is our Acting Chief Financial Officer and, Stephen Cooper, a partner of Zolfo,
Cooper LLC who is our Chief Restructuring Officer.

     Given our liquidity constraints, we will not acquire additional facilities over the near-term, but instead will focus on disposing of operating assets, primarily non-core and underperforming sites, which may result in additional losses, and assimilating and strengthening the operations of our remaining facilities and improving their cash flow.

     We anticipate that we will continue to incur significant costs in connection with the ongoing restructuring of our business operations throughout fiscal year 2000. We also believe that revenues will be negatively impacted by the reduced level of advertising and promotions and that merchandise sales will continue to be negatively impacted by our inability to obtain current merchandise. As a result of the disposition of various facilities, total revenues will be reduced in 2000. Our ability to attract and retain personnel may also be negatively impacted by our current financial condition.


SEASONALITY

     Historically, the second and third quarters have accounted for a greater portion of our revenues than have the first and fourth quarters of the year. This is primarily due to an outdoor playing season limited by inclement weather. Although most of our facilities are designed to be all-weather, portions of the facilities, such as driving ranges, miniature golf courses which are outdoors, tend to be vulnerable to weather conditions. Also, golfers are less inclined to practice when weather conditions limit their ability to play golf on outdoor courses. We have acquired golf centers in various locations (Arizona, California, Florida, Georgia, North Carolina, South Carolina, Texas and Virginia) where inclement weather may not limit the outdoor season as much as weather limits the outdoor playing season at our golf facilities in Northern states. In addition, the ice rink facilities and the Family Sports Supercenters are expected to generate a greater portion of their revenues in the first and fourth quarters of the years and accordingly, may partially offset such seasonality. The timing of dispositions may cause our results of operations to vary significantly from quarter to quarter. Accordingly, period-to-period comparisons are not necessarily meaningful and should not be relied on as indicative of future results.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1998, the Financial Accounting Standards Board issued SFAS No. 132 "Employer's Disclosures about Pension and Other Post Retirement Benefits." The statement is effective for the fiscal years beginning after December 15, 1997. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 after December 15, 1997. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the financial statements and measure those instruments at fair value. The statement also establishes accounting and reporting standards for hedging activities. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, earlier application is permitted in any fiscal quarter beginning after June 1998. In October 1998, the Financial Accounting Standards Board issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for sale by a Mortgage Banking Enterprise," amending previously issued SFAS No. 65, effective for the fiscal quarter beginning after December 15, 1998. The Company believes that the above pronouncements either are not applicable or will not have a significant effect on the information presented in the financial statements.

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

INFLATION

     There was no significant impact on our operations as a result of inflation during the nine months ended December 31, 1999.


YEAR 2000 ISSUES

     The total cost for our year 2000 program through December 31, 1999 was approximately $190,000, which was funded from our working capital. We have not, as of this date, experienced any significant equipment or system problems as a result of the year 2000.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------------------

     The Company does not invest in securities which are subject to market risk.

ITEM 8.   FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

     The financial statements of the Company are included herein commencing on page 51 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------------------
     None.

                                =================
                                    PART III
                                =================

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION
           16(a) OF THE EXCHANGE ACT
-------------------------------------------------------------------------------

     The following table sets forth certain information concerning our executive officers and directors:

NAME                            AGE     POSITION
----                            ---     ---------
Dominic Chang ..............    50      Chairman of the Board and Chief Executive Officer
James Ganley ...............    63      Director
Jimmy C.M. Hsu .............    50      Director
Donald R. Monks ............    52      Director
Krishnan P. Thampi .........    51      President, Chief Operating Officer, Assistant Secretary,
                                        Treasurer and Director
Yupin Wang .................    67      Director
Richard W. Hasslinger ......    49      Senior Vice President
William A. Schickler, III ..    51      Senior Vice President
Pamela S. Charles ..........    37      Vice President, Secretary and General Counsel
Rodger P. Potocki ..........    56      Vice President
Margaret M. Santorufo ......    34      Vice President and Controller

     Dominic Chang has been our Chairman of the Board and Chief Executive officer since 1991. Prior to March 1998, Mr. Chang also held the title of President. Mr. Chang is currently serving as a director of the National Golf Foundation, Stonybrook University Foundation, and Hsing Lung Farm. He is also a member of the Metropolitan Regional Advisory Board of The Chase Manhattan Corporation. From 1989 to 1992, Mr. Chang was a Senior Vice President and Sector Executive for Corporate Real Estate and General Services for The Bank of New York. He was responsible for the acquisition, management and disposition of the Bank of New York's properties worldwide, facilities design and construction, security and centralized administrative services. Mr. Chang previously had over 15 years banking experience with Bankers Trust and Irving Trust Company. He has a Masters Degree in Industrial Engineering from New York University and a Bachelors Degree from the State University of New York at Stonybrook.

     James Ganley has been a member of our board of directors since 1994. From October 1988 until his retirement in 1990, Mr. Ganley was a Senior Executive Vice President of The Bank of New York. Mr. Ganley was a member o the Senior Management Steering Committee at The Bank of New York and was directly responsible for the mergers of the systems, products and operations of The Bank of New

York with Irving Trust Company. Prior to 1988, Mr. Ganley had held various executive positions at Irving Trust Company and was Group Executive responsible for Banking Operations activities, which comprised 13 divisions. He was also a member of Irving Trust Company and was Group Executive responsible for Banking Operation activities, which comprised 13 divisions. He was also a member of Irving Trust Company's Senior Executive Management Committee. Mr. Ganley received a Bachelors Degree in Economics from New York University and was a participant in Harvard University's program for management development.

     Jimmy C.M. Hsu has been a member of our board of directors since 1994. From 1995 until 1996, Mr. Hsu was the Vice Chairman of Russ Berrie and Company, Inc. ("Russ Berrie"), a New York Stock Exchange listed company which manufactures and distributes toys and gifts to retail stores. Mr. Hsu joined Russ Berrie in 1979 as Vice President, Far East Operations. In 1987, he was appointed Senior Vice President and Director of World-Wide Marketing of Russ Berrie. In 1991, he was elected to the board of Russ Berrie and was appointed the position of Executive Vice President. In 1995, Mr. Hsu became Vice Chairman of Russ Berrie. Mr. Hsu is currently an independent investor.

     Krishnan P. Thampi is our President, Chief Operating Officer, Assistant Secretary, and Treasurer and is also a member of our board of directors. Prior to March 1998 and since 1992, Mr. Thampi was our Chief Financial Officer, Chief Operating Officer, Executive Vice President, Assistant Secretary and Treasurer. He became a director in 1994. From 1989 to 1992, he was a Senior Vice President for Administrative Services at The Bank of New York. From 1988 to 1989, he was a Senior Vice President for Systems Services at Irving Trust Company. He also performed controller and personnel management functions while at Irving Trust Company. Mr. Thampi has a Masters Degree in Business Administration from Columbia University and a Bachelors Degree in Engineering from McGill University.

     Donald R. Monks has been a director of the Company since April 1999. Mr. Monks is currently the Senior Vice President of The Bank of New York where he is a manager of the Banking Operations and Technology Sector as well as a member of the bank's Senior Policy Committee. Mr. Monks also serves on the Board of Directors of the Depository Trust Company and as a member, and past chairman, of the New York Clearing House Steering Committee and the CHIPCo Operating Committee. He is also Chairman of the Federal Reserve Bank's Payments Risk Advisory Committee. Mr. Monks holds a Masters Degree in Economics from the University of Delaware and a Bachelors Degree in Business Administration from Rider University.

     Yupin Wang has been a member of our board of directors since 1994. Mr. Wang is currently the President of W W International, a worldwide management consulting firm. Prior to establishing W W International in 1992, Mr. Wang was a member of the executive management team of International Business Machines Corp. ("IBM") from 1962 to 1992. He had held various positions at IBM, including Director of Marketing Operations, Director of Marketing Strategy and Director of Customer Satisfaction. As Director of Customer Satisfaction, he established IBM's Customer Satisfaction Management System, which contributed to IBM Rochester winning the Malcolm Baldrige Award. Mr. Wang received a Bachelors Degree in Economics from National Taiwan University and Masters Degrees from Oklahoma State University and New York University.

     Richard W. Hasslinger joined our predecessor in November 1992 as a Site Manager and has been a Senior Vice President since January 1995. From May 1992 to November 1992, he served us as a consultant. From May 1988 until May 1992, he was Vice President and Division Head for Facilities Management at The Bank of New York. His responsibilities there included leasing and acquisitions, design and construction, and property management. From 1973 to 1988, he managed several operational activities at Irving Trust Company. Mr. Hasslinger has a Bachelors Degree in Business Administration from Hope College.

     William A. Schickler, III is a Senior Vice President of Family Golf and President of The Practice Tee, Inc. ("TPT"), one of our subsidiaries. Mr. Schickler is responsible for our operations in the West Coast Region. Prior to joining TPT in 1992, Mr. Schickler was a founding general partner with The Waterford Group, a partnership involved in the development and marketing of golf course related real estate projects. Mr. Schickler is a certified public accountant and holds a Bachelors Degree in Business Administration.

     Pamela S. Charles joined us as Vice President, Secretary and General Counsel in January 1997. From February 1994 until January 1997, she was an associate at the law firm of Squadron, Ellenoff, Plesent & Sheinfeld, LLP where she specialized in federal securities law, mergers and acquisitions. From 1987 to 1994, Ms. Charles was an associate at the law firm of Schulte, Roth & Zabel. Ms. Charles has a Law Degree from Hofstra University of Law and a Bachelors Degree from the State University of New York at Binghamton.

     Rodger P. Potocki was the Northern District Director for us from September 1994 until he was appointed Vice President--Regional Manager, Northern Region, in February 1995. From October 1979 to September 1994, he was Executive Vice President of Oneida County Industrial Development Corporation, a non-profit development corporation ("Oneida Industrial"). At Oneida Industrial, Mr. Potocki was responsible for new investment and job creation projects in Oneida County, New York, and implemented New York State's first direct loan fund for new businesses. Previously, he served as Director of Planning and Development for the City of Rome, New York. Mr. Potocki has a Masters Degree in Political Science from the Graduate School of Public Affairs in Albany, New York and a Bachelors Degree from Syracuse University.

     Margaret M. Santorufo joined us as Controller in June 1995. From January 1990, until she joined the us in 1995, she was an audit supervisor with Richard
A. Eisner & Company, LLP. Ms. Santorufo received a Bachelors Degree in Accounting from St. John's University.

     There are no family relationships among any of our the directors or executive officers. Our executive officers serve in such capacity at the pleasure of the Board of Directors.

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and the other equity securities. Officers, directors, and persons who beneficially own more than ten percent of a registered class of our equities are required by the regulations of the Securities and Exchange Commission to furnish the Company with copies of all
Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 1999, all
Section 16(a) filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with; except one report was filed late by Mr. Ganley.


ITEM 11.   EXECUTIVE COMPENSATION
-------------------------------------------------------------------------------


     All share and per share numbers included herein have been retroactively adjusted to give effect to a three-for-two stock split in the form of a stock dividend which was paid on May 4, 1998 to holders of record as of April 20, 1998.

     The following table sets forth the annual and long-term compensation for services in all capacities paid to Dominic Chang, our Chairman of the Board and Chief Executive Officer, Krishnan P. Thampi, our President, Chief Operating Officer, Assistant Secretary, Treasurer and Director, Pamela S. Charles, a Vice President, Secretary and General Counsel, William A. Schickler, a Senior Vice President and Richard W. Hasslinger, a Senior Vice President (the "Named Executives") during 1997, 1998 and 1999.



                           SUMMARY COMPENSATION TABLE

                                       ANNUAL COMPENSATION                                LONG-TERM COMPENSATION
                                       -------------------                                ----------------------
                                                                                                       Long-
                                                                                                       term
Name and                                                                 Restricted   Securities     Incentive
Principal                                                 Other Annual      Stock      Underlying        Plan       All other
Position                    Year      Salary     Bonus    Compensation      Awards       Options        Payouts    Compensation
-----------                 ----   ----------   ------  --------------- ------------  -------------  -----------  --------------
Dominic Chang,              1999   $ 175,000     --       $12,000(1)         --            --            --            --
Chairman of the Board       1998   $ 175,000     --       $12,000(1)         --            --            --            --
Chief Executive Officer     1997   $ 140,000     --       $ 9,000(1)         --            --            --            --

Krishnan P. Thampi,         1999   $ 165,000     --       $ 7,200(1)         --         250,000          --            --
 President                  1998   $ 150,000     --       $ 7,200(1)         --(2)       30,000          --            --
Chief Operating Officer,    1997   $ 120,000     --       $ 7,200(1)         --          90,132          --            --
Assistant Secretary,
Treasurer and Director

Pamela S. Charles,          1999   $ 125,000     --       $ 4,800(1)         --          50,000          --            --
 Vice President             1998   $ 110,000     --       $ 4,800(1)      $36,986(3)     15,000          --            --
 Secretary and              1997   $  95,000     --       $ 4,800(1)         --          22,500          --            --
 General Counsel

William A. Schickler, III   1999   $ 110,000     --       $ 4,800(1)         --          50,000          --            --
 Senior Vice President      1998   $ 100,000     --       $ 4,800(1)      $73,971(4)     15,000          --            --
                            1997   $  99,000     --       $ 4,800(1)         --          20,250          --            --

Richard W. Hasslinger,      1999   $ 110,000     --           --             --          50,000          --            --
 Senior Vice President      1998   $ 100,000     --           --          $61,643(5)     15,000          --            --
                            1997   $  90,000     --           --             --          13,500          --            --

 ____________


(1)  Includes amounts paid to lease a car.

(2) A restricted stock award of 170,250 shares of our common stock was granted in December 1998 which award was terminated in February 1999.

(3) Represents a restricted stock award of 2,250 shares of common stock granted in December 1998, all of which shares have vested. The value of such award as of December 31, 1999 was $3,163.50.

(4) Represents a restricted stock award of 4,5000 shares of our common stock granted in December 1998, of which 3,000 shares have vested and 1,500 shares vest in January 2001. The value of such award as of December 31, 1999 was $6,327.00.

(5) Represents a restricted stock award of 3,750 shares of our common stock granted in December 1998, of which 2,500 shares have vested and 1,250 shares vest in January 2001. The value of such award as of December 31, 1999 was $5,275.50.

     The following table sets forth certain information concerning options granted to the Named Executives during the fiscal year ended December 31, 1999.


                                              OPTION GRANTS IN LAST FISCAL YEAR



                                                                                                POTENTIAL REALIZABLE
                                                                                                  VALUE AT ASSUMED
                                                                                                   ANNUAL RATES OF
                                                                                                     STOCK PRICE
                                                                                                    APPRECIATED FOR
                                                 INDIVIDUAL GRANTS (1)                                OPTION TERM
                              --------------------------------------------------------------------------------------
                                                     PERCENT OF
                                  NUMBER OF        TOTAL OPTIONS      EXERCISE
                                 SECURITIES          GRANTED TO       OR BASE
                              UNDERLYING OPTIONS    EMPLOYEES IN       PRICE        EXPIRATION
NAME                             GRANTED (1)         FISCAL YEAR     ($/SHARE)         DATE         5%($)    10%($)
----                          ------------------    --------------   ---------      ----------     ------    ------

Dominic Chang                         --                 --              --             --           --        --

Krishnan P.
Thampi                             250,000               30%           $1.188    Aug. 13, 2009   $210,500   $550,500

Pamela S.
Charles                             50,000                6%           $1.188    Aug. 13, 2009   $ 42,100   $110,100

William A.
Schickler, III                      50,000                6%           $1.188    Aug. 13, 2009   $ 42,100   $110,100

Richard W.
Hasslinger                          50,000                6%           $1.188    Aug. 13, 2009   $ 42,100   $110,100

AGGREGATED OPTION EXERCISES DURING THE FISCAL YEAR ENDED DECEMBER 31, 1999 AND FISCAL YEAR END OPTION VALUES.

     The following table sets forth certain information concerning each exercise of stock options during the last completed fiscal year by each Named Executive and the number and value of securities underlying exercisable and unexercisable stock options as of the fiscal year ended December 31, 1999 by the Named Executives.

     OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES




                                                  NUMBER OF SECURITIES UNDERLYING
                        SHARES                   UNEXERCISED OPTIONS AT FISCAL YEAR            VALUE OF UNEXERCISED IN-THE-MONEY
                       ACQUIRED      VALUES                    END                                   OPTIONS AT FISCAL YEAR END
                      ON EXERCISE   REALIZED    --------------------------------------         ------------------------------------
NAME                      (#)         ($)       EXERCISABLE              UNEXERCISABLE         EXERCISABLE          UNEXERCISABLE
----                  ------------  --------    -----------              -------------         ------------         ---------------
Dominic Chang               0         --          15,000                      --                    0                     --

Krishnan P. Thampi          0         --         307,632                   287,500                  0                   $54,500

Pamela S. Charles           0         --          42,500                    65,000                  0                   $10,900

William A. Schickler, III   0         --         125,250                    65,000                  0                   $10,900

Richard W. Hasslinger       0         --          57,250                    61,500                  0                   $10,900




     The following table sets forth certain information concerning the grant of restricted stock to each of the Named Executives during the fiscal year ended December 31, 1999.

                        LONG-TERM INCENTIVE PLANS--AWARDS
                               IN LAST FISCAL YEAR


                          NUMBER OF SHARES,          PERFORMANCE OR OTHER PERIOD
NAME                     UNITS OR OTHER RIGHTS (#)    UNTIL MATURATION OR PAYOUT
----                     -------------------------   ---------------------------
Dominic Chang............        --                               --

Krishnan P. Thampi.......        --                               --

Pamela S. Charles........        --                               --

William A. Schickler, III        --                               --

Richard W. Hasslinger            --                               --

STOCK OPTION AND AWARD PLANS

     On July 19, 1994, our Board of Directors and our stockholders adopted our 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan provides for the grant of options to purchase up to 450,000 shares of our common stock to our employees, officers, directors and consultants. Options may be either "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified options. Incentive stock options may be granted only to our employees, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to our employees. On March 6, 1996, our Board of Directors adopted, and on June 7, 1996, our stockholders approved, our 1996 Stock Incentive Plan (the "1996 Plan"). The 1996 Plan is identical to the 1994 Plan, except that the 1996 Plan provided (i) for the grant of options to purchase up to 750,000 shares of our common stock and
(ii) an automatic grant of non-qualified stock options to purchase 15,000 shares to each non-employee director upon his election or appointment to the Board of Directors and annual grants (commencing on the date the 1996 Plan was approved by stockholders) to each non- employee director of non-qualified stock options to purchase 15,000 shares of our common stock at the fair market value of our common stock on the date of the grant. On April 25, 1997, our Board of Directors adopted, and on June 24, 1997 our stockholders approved, our 1997 Stock Incentive Plan (the "1997 Plan"). The 1997 Plan is identical to the 1996 Plan. On April 23, 1998, our Board of Directors adopted, and on June 26, 1998 our stockholders approved, our 1998 Stock Option and Award Plan (the "1998 Plan"). The 1998 Plan is identical to the 1997 Plan except that (i) it provides for the grant of stock awards (either outright or for a price determined) as well as options, (ii) it provides for grants of stock awards and options for up to 1,5000,000 shares of our common stock to those employees, officers, directors, consultants or other individuals or entities eligible under the 1998 Plan to receive stock awards or options (each, a "Plan Participant") and (iii) no Plan Participant may receive more than an aggregate of 500,000 shares of our common stock by grant of options and/or stock awards during the term of the 1998 Plan.

     The 1994 Plan, the 1996 Plan, the 1997 Plan and the 1998 Plan (collectively, the "Plans") are administered by the Stock Option and Award Committee, which determines, among other things, those individuals who receive options, the time period during which the options may be partially or fully exercised, the number of shares of our common stock issuable upon the exercise of each option and the option exercise price. The 1994 Plan also provided for an automatic grant of non-qualified stock options to purchase 7,500 shares of our common stock to each non-employee director upon his election or appointment to the Board of Directors and annual grants of non-qualified stock options to purchase 3,000 shares of our common stock at the fair market value of our common stock on the date of such grant. Effective on June 7, 1996, such automatic grants ceased and were replaced by the automatic grants under the 1996 Plan consisting of an automatic grant of non-qualified stock options to purchase 15,000 shares of our common stock to each non-employee director upon his or her election or appointment to the Board of Directors and annual grants of non-qualified stock options to purchase 15,000 shares of our common stock at the fair market value on the date of such grant. Effective upon the exhaustion of all options authorized under the 1996 Plan, such automatic grants ceased and were replaced by the automatic grants under the 1997 Plan consisting of an automatic grant of non-qualified stock options to purchase 15,000 shares of our common stock to each non-employee director upon his or her election or appointment to the Board of Directors and annual grants of non-qualified stock options to purchase 15,000 shares of our common stock at the fair market value on the date of such grant. Effective upon the exhaustion of all options authorized under the 1997 Plan, such automatic grants will cease and will be replaced by automatic grants under the 1998 Plan consisting of an automatic grant of non-qualified stock options to purchase 15,000 shares of our common stock to each non-employee director upon his or her election or appointment to the Board of Directors and annual grants of non-qualified stock options to purchase 15,000 shares of our common stock at the fair market value on the date of such grant.

     The exercise price per share of our common stock subject to an incentive stock option may not be less than the fair market value per share of our common stock on the date the option is granted. The per share exercise price of our common stock subject to a non-qualified option may be established by the Board of Directors. The aggregate fair market value (determined as of the date the option is granted) of our common stock for which any person may be granted incentive stock options which first become exercisable in any calendar year may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to such person, 10% or more of the total combined voting power of all classes of our capital stock (a "10% Stockholder") shall be eligible to receive any incentive stock options under the Plans, unless the exercise price is at least 110% of the fair market value of the shares of our common stock subject to the option, determined on the date of grant. Non-qualified options are not subject to such limitation.

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

     Options under the Plans must be issued within 10 years from their respective effective dates which is July 19, 1994 in the case of the 1994 Plan, June 7, 1996 in the case of the 1996 Plan, April 25, 1997 in the case of the 1997 Plan, and April 23, 1998 in the case of the 1998 Plan. Incentive stock options granted under the Plans, cannot be exercised more than 10 years from the date of the grant. Incentive stock options issued to a 10% Stockholder are limited to five-year terms. All options granted under the Plans provide for the payment of the exercise price in cash or by delivery to us of shares of our common stock having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods. Therefore, a Plan Participant may be able to tender shares of our common stock to purchase additional shares of our common stock and may theoretically exercise all of such Plan Participant's stock options with no investment.

     Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by us become available again for issuance under the 1994 Plan, the 1996 Plan, the 1997 Plan or the 1998 Plan, as the case may be.

     As of December 31, 1999, options to purchase 2.9 million shares of our common stock have been granted under the Plans, of which options to purchase 1.6 million shares have been exercised. In addition, on March 8, 1995, Messrs. Chang and Thampi were each granted options outside of the 1994 Plan to purchase 15,000 shares of our common stock at $4.50 per share (the fair market value of the our common stock on the date of such grant) in connection with an amendment to their respective employment agreements. These options became exercisable in March 1996 and are still outstanding. In addition, on March 7, 1996, certain of our employees were granted options outside the Plans to purchase an aggregate of 80,250 shares of our common stock at $13.25 (the fair market value of our common stock on the date of such grant), which options vest ratably over three years. On September 22, 1997, 18,750 options were granted outside of the Plans to a consultant at an exercise price of $15.083. On March 16, 1998 we made an award outside the 1998 Plan of 22,500 shares of restricted stock to Jeffrey Key, which award was forfeited when Mr. Key resigned from the Company.

EMPLOYMENT AGREEMENTS

     We entered into employment agreements, each expiring on December 31, 2001, with each of Mr. Chang and Mr. Thampi, pursuant to which each will devote at least 95% of his business time to our affairs. Pursuant to his employment agreement, Mr. Chang received a base salary of $140,000, $175,000 and $190,000 in 1997, 1998 and 1999, respectively, and will receive a base salary of $205,000 and $220,000 in 2000 and 2001, respectively. Such base salaries are subject to additional increase within the discretion of the Board of Directors which will take into account, among other things, the performance of Family Golf and the performance, duties and responsibilities of Mr. Chang. Mr. Chang also receives use of a company-leased automobile and will receive such bonuses as may be determined by the Board of Directors throughout the term of his employment agreement. The employment agreement also provides that Mr. Chang will not compete with us for two years after the termination of his employment.

     Pursuant to his employment Mr. Thampi received a base salary of $120,000, $150,000 and $165,000 in 1997, 1998 and 1999, respectively, and will receive a base salary of $180,000 and $195,000 in 2000 and 2001, respectively. Such base salaries are subject to additional increases within the discretion of the Board of Directors which will take into account, among other things, the performance of Family Golf and the performance, duties and responsibilities of Mr. Thampi. Mr. Thampi also receives use of a company-leased automobile and will receive such bonuses as may be determined by the Board of Directors throughout the term of his employment agreement. The employment agreement also provides that Mr. Thampi will not compete with us for two years after the termination of his employment.

     We do not have written employment agreements with Messrs. Hasslinger, Schickler, or Potocki or with Ms. Charles or Ms. Santorufo.

SERVERAGE AGREEMENTS

     In April 1999 the Board of Directors authorized the Company to enter into Severance Agreements with each of the following Named Executives: Dominic Chang, Chief Executive Officer; Krishnan P. Thampi, President, Chief Operating Officer, Assistant Secretary and Treasurer; Pamela S. Charles, Vice President, Secretary and General Counsel; William Schickler, III, Senior Vice President and Richard W. Hasslinger, Senior Vice President.

     In general, the Severance Agreements provide that, upon termination of employment or other specified adverse change in the employment of any Named Executive following a Change of Control (as defined therein), the Company shall provide to each such Named Executive certain rights and benefits, including (i) a lump sum payment in cash in an amount equal to three times such Named Executive's yearly earnings, (ii) acceleration of all unvested stock options and restricted stock awards, and (iii) certain additional retirement and welfare benefits.


DIRECTOR'S COMPENSATION

     Our employee directors do not receive any additional compensation for their services as directors. Non-employee directors do not receive a fee for serving as such, but are reimbursed for expenses. In addition, non-employee directors participate in our stock option and award plans. The Plans currently provide for the automatic grant of non-qualified stock options to purchase 15,000 shares of our common stock to each non-employee director upon his or her election or appointment to the Board of Directors and annual grants of non-qualified stock options to purchase 15,000 shares of our common stock at the fair market value on the date of such grant.

REPORT ON REPRICING OF STOCK OPTIONS

     We did not adjust or amend the exercise price of stock options previously awarded to the Named Executives during the last fiscal year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Our Compensation Committee consists of Dominic Chang, James Ganley, Yupin Wang and Jimmy Hsu, each of whom is a non-employee member of our Board of Directors, with the exception of Mr. Chang, who is also our Chief Executive Officer and Chairman of the Board. Mr. Wang is the Chairman of the Compensation Committee.

COMPENSATION COMMITTEE REPORT TO STOCKHOLDERS

     The Compensation Committee of the Board of Directors is responsible for determining the compensation of our executive officers, other than compensation awarded pursuant to the Plans which are administered by the Stock Option and Award Committee of the Board of Directors. Mr. Chang abstains from any vote regarding his compensation.

     The Stock Option and Award Committee is responsible for granting and setting the terms of stock option and awards under the 1994 Plan, the 1996 Plan, the 1997 plan and the 1998 Plan. Messrs. Ganley, Wang, Monks and Hsu serve on the Stock Option and Award Committee.

GENERAL POLICIES REGARDING COMPENSATION OF EXECUTIVE OFFICERS

     Our executive compensation policies are intended (1) to attract and retain high quality managerial and executive talent and to motivate these individuals to maximize stockholder returns, (2) to afford appropriate incentives for executives to produce sustained superior performance, and (3) to reward executives for superior individual contributions to the achievement of our business objectives. Our compensation structure typically consists of base salary and stock options or awards. Together, these components link each executive's compensation directly to individual and our performance.

     Salary. Base salary levels reflect individual positions, responsibilities, experience, leadership and potential contribution to our success. Actual salaries vary based on the Compensation Committee's assessment of the individuals executive's performance and our performance.

     Stock Option and Stock Awards. Stock options, which are granted at the fair market value of the our common stock on the date of grant, and stock awards, which typically vest over time, are currently our sole long-term compensation vehicle. Such stock options and awards are intended to provide employees with sufficient incentive to manage from the perspective of an owner with an equity stake in the business.

     In determining the size of individual options or stock grants, the Stock Option and Award Committee considers the aggregate number of shares available for grant, the number of individuals to be considered for an award, and the range of potential compensation levels that the options and stock awards may yield. The number and timing of grants to executive officers are decided by the Stock Option and Award Committee based on its subjective assessment of the performance of each grantee. In determining the size and timing of options and stock awards, the Stock Option and Award Committee weighs any factors it considers relevant and gives such factors the relative weight it considers appropriate under the circumstances then prevailing. While an ancillary goal of the Stock Option and Award Committee in awarding stock options and stock awards is to increase the stock ownership of our management, the Stock Option and Award Committee does not, when determining the amount of awards, consider the amount of stock already owned by an officer (except as required by the terms of the 1998 Plan). The Stock Option and Award Committee believes that to do so could have the effect of inappropriately or inequitably penalizing or rewarding executives based upon their personal decision as to stock ownership and option exercises.

     In 1993, the Internal Revenue Code was amended to limit the deductibility of compensation paid to certain executives in excess of $1 million. Compensation not subject to the limitation includes certain compensation payable solely because an executive attains performance goals ("performance-based compensation"). We intend that stock options granted under the Plans with an exercise price equal to or greater than the fair market value of the shares at the time of the grant will qualify as performance-based compensation. Stock awards will not qualify as performance-based compensation. Our compensation deduction for a particular executive's total compensation, including compensation realized with respect to stock awards, will be limited to $1 million. The Compensation Committee's philosophy with respect to the $1 million cap on the tax deductibility of executive compensation is to maximize the benefit of tax laws by seeking performance-based exemptions and related stockholder approval where consistent with our compensation policies and practices.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

     Mr. Chang's base salary for the fiscal year ended December 31, 1998 was determined by the terms of his employment agreement with us which is described elsewhere in this report. The members of the Compensation and Stock Option and Award Committees believe that Mr. Chang's base salary level and stock option grants are reasonable.



Compensation Committee           Stock Option and Award Committee
----------------------           --------------------------------
Dominic Chang                    James Ganley
James Ganley                     Jimmy C. M. Hsu
Jimmy C. M. Hsu                  Donald R. Monks
Yupin Wang                       Yupin Wang

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
 MANAGEMENT

     The following table sets forth certain information as of March 31, 1999 regarding the beneficial ownership of our common stock by (i) each person known by us to own beneficially more than 5% of our common stock, (ii) each of our directors, including Messrs. Chang and Thampi, and (iii) all directors and executive officers of the Company as a group. Except as otherwise indicated and subject to community property laws where applicable, the persons named in the table below have sole voting and dispositive power with respect to the shares of our common stock shown as beneficially owned by them. Information as to West Highland Capital, Inc., Jerry Zucker, Warburg Pincus Asset Management, Inc., and Wells Fargo Bank, N.A. was derived from the Schedule 13G filed by each such stockholder, and, except for the percentage of ownership, reflects the information contained in the Schedule 13G as of the date such Schedule 13G was filed.






                                                                    PERCENT OF
                                                NUMBER OF SHARES   OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER          BENEFICIALLY OWNED     SHARES
------------------------------------          ------------------  -------------
West Highland Capital, Inc. (1). . . . . .     3,837,000 (2)          14.7%

Dominic Chang (3). . . . . . . . . . . . .     3,949,001 (4)          15.2%

Warburg Pincus Asset Management, Inc. (5).     2,159,500               8.3%

Wells Fargo Bank, N.A. (6) . . . . . . . .     1,294,830               5.0%

Jerry Zucker (7) . . . . . . . . . . . . .     1,432,000               5.5%

Krishnan P. Thampi (3) . . . . . . . . . .       465,557 (8)           1.8%

Jimmy C.M. Hsu (3) . . . . . . . . . . . .       212,375 (9)            *

James Ganley (3) . . . . . . . . . . . . .       118,250 (10)           *

Donald R. Monks (3). . . . . . . . . . . .        62,845 (11)           *

Yupin Wang (3) . . . . . . . . . . . . . .        35,000 (12)           *

All directors and executive officers of the
   Company as a group (11 persons) . . . .     5,140,553 (4)(8)       19.7%
                                                         (9)(10)
                                                        (11)(12)
                                                        (13)

---------------
* Less than 1%


(1) The address of West Highland Capital, Inc. ("West Highland") is 300 Drakes Landing Road, Suit 290, Greenbrae, CA 94904. West Highland is a registered investment adviser whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of shares of our common stock. Lang H. Gerhard is the sole shareholder of West Highland and the Manager of Estero Partners, LLC ("Estero"). West Highland, Estero and Mr. Gerhard are the general partners of West Highland Partners, L.P. ("West Highland Partners") and Buttonwood Partners, L.P. ("Buttonwood"), which are investment limited partnerships. No single client of West Highland, other than West Highland Partners, holds more than five percent of our common stock.

(2) West Highland shares the voting and dispositive power with respect to certain of such shares with Mr. Gerhard, Estero, West Highland Partners and Buttonwood.

(3) The address of the stockholder is: c/o Family Golf Centers, Inc., 538 Broadhollow Road, Melville, New York 11747.

(4) Includes 101,000 shares of Common Stock owned by Mr. Chang's children. Includes 15,000 shares of Common Stock issuable upon exercise of options which are currently exercisable. Includes an aggregate of 800,000 shares pledged to banks to secure personal loans to Mr. Chang.

(5) The address of Warburg Pincus Asset Management, Inc. ("WPAM") is 466 Lexington Avenue, New York, New York 10017. WPAM is an Investment Advisor registered with the Securities and Exchange Commission (the "SEC") under
     Section 208 of the Investment Advisors Act of 1940, as amended (the "Investment Advisors Act"). WPAM serves as investment advisor to many accounts including various registered investment companies. 2,159,500 share of Common Stock listed above are owned by WPAM's accounts.

(6) The address of the Wells Fargo Bank, N.A. is 343 Sansome Street, 3rd Fl., San Francisco CA 94163.

(7)  The address of Jerry Zucker is P.O. Box 5205, North Charleston, SC 29405.

(8) Includes 307,632 shares of our common stock issuable upon the exercise of options which are currently exercisable. Excludes 170,250 restricted shares of common stock which were awarded under the 1998 Plan and which were terminated in February 1999.

(9) Does not include 66,250 shares of our common stock beneficially owned by Mr. Hsu's brother. Mr. Hsu disclaims beneficial ownership of his brother's shares. Includes 33,000 shares of Common Stock issuable upon exercise of options which are currently exercisable and 9,000 shares owned by Mr. Hsu's daughter.

(10) Includes 40,500 shares of our common stock issuable upon the exercise of options which are currently exercisable.

(11) Includes 2,999 shares of common stock owned by Mr. Monks' daughter.

(12) Includes 30,000 shares of our common stock issuable upon the exercise of options which are currently exercisable.

(13) Includes (i) 271,774 shares of our common stock issuable upon the exercise of options which are currently exercisable, (ii) 12,750 restricted shares of common stock awarded under the 1998 Plan, and (iii) 1,000 shares of common stock beneficially owned by the spouse of one of our officers.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Mr. Chang is a guarantor of $3.0 million principal amount loaned to us by Orix in May 1995. Such loan matures in May 2000. Although we have recently requested a one-year extension of such loan, no assurance can be given that such an extension will be obtained.

     The Company paid $122,484 during fiscal year 1999 to Executive Fliteways, Inc., a company which manages, maintains and charters aircraft, including an aircraft owned by OAI Air, L.L.C., a company of which Mr. Chang is a principal. Amounts paid to Executive Fliteways, Inc. were in consideration for use of OAI Air's aircraft by the Company's executives for business purposes.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K



(a)  DOCUMENTS FILED AS A PART OF THIS FORM 10-K:

     (1) Financial Statements. The following Financial Statements of Family Golf Centers, Inc. and report of independent public accountants relating thereto are filed with this report on Form 10-K.

          Consolidated Balance Sheets as of December 31, 1999 and 1998

          Consolidated Statements of Operations for the Years ended December 31, 1999, 1998, and 1997

          Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1999, 1998, and 1997

          Consolidated Statements of Cash Flows for the Years ended December 31, 1999, 1998, and 1997

          Notes to Financial Statements

     (2)  Financial Statement Schedules. None

     (3)  Exhibits.



EXHIBIT NO.    DESCRIPTION                                             PAGE NO.
-----------    -----------                                             --------
3.1*           Certificate of Incorporation as amended

3.2*           Amended and Restated By-laws.

4.1**          Form of Stock Certificate

4.2****        Indenture, dated October 16, 1997, between
               United States Trust Company of New York, as Trustee and Family Golf Centers, Inc.

10.1* Employment Agreement, dated as of September 11, 1994, between Family Golf Centers, Inc. and Dominic Chang.

10.1.1*****    Amendment No. 1, dated March 8, 1995, to the
               Employment Agreement, dated as of September 11, 1994,
               between Family Golf Centers, Inc. and Dominic Chang,
               filed as Exhibit 10.1.




10.1.2#        Amendment No. 2 to Employment Agreement, dated as of
               April 1, 1998, to Employment Agreement, dated as of September
               11, 1994, as amended by Amendment No. 1, dated March 8, 1995, between Family Golf Centers, Inc. and Dominic Chang, filed as
               Exhibit 10.1 and 10.1.1, respectively.

10.2*          Employment Agreement, dated as of September 11, 1994, between
               Family Golf Centers, Inc. and Krishnan P. Thampi.

10.2.1****     Amendment No. 1, dated March 8, 1995, to the Employment
               Agreement, dated as of September 11, 1994, between Family Golf
               Centers, Inc. and Krishnan P. Thampi.

10.2.2#        Amendment No. 2 to Employment Agreement, dated as of
               April 1, 1998, to Employment Agreement, dated as of September
               11, 1994, as amended by Amendment No. 1, dated March 8, 1995, between Family Golf Centers, Inc. and Krishnan P. Thampi, filed as Exhibit 10.1 and 10.2.1, respectively.

10.3*          Family Golf Centers, Inc. 1994 Stock Incentive Plan.

10.4+          Family Golf Centers, Inc. 1996 Stock Incentive Plan.

10.5++         Family Golf Centers, Inc. 1997 Stock Incentive Plan.

10.6+++        Family Golf Centers, Inc. 1998 Stock Option and Award Plan.

10.7++++       Mortgage and Security Agreement, dated May 15, 1995, between
               Family Golf Centers, Inc., as Mortgagor and Orix USA Corporation, as Mortgagee.

10.8++++       Purchase Money Note, dated May 15, 1995, made by Family Golf
               Centers, Inc. in favor of Orix USA Corporation in the principal amount of $3,000,000.

10.9*** Guaranty, dated March 7, 1996, by Family Golf Centers, Inc., in favor of Flemington Equities VII.





10.10*** Mortgage Note, dated March 7, 1996, in the principal amount of $1,700,000 made by Flemington Family Golf Centers, Inc. in favor of Flemington Equities VII and related Mortgage Deed.

10.11****      Form of 5 3/4 % Convertible Subordinated Promissory Note due 2004
               of Family Golf Centers, Inc.

10.12!! Agreement and Plan of Merger, dated as of December 23, 1997, by and among Family Golf Centers, Inc., Family Golf Acquisition,
               Inc. and MetroGolf Incorporated.

10.13!!! Merger Agreement, dated April 2, 1998, by and among Eagle Quest golf Centers Inc. and Family Golf Centers, Inc.

10.14!!!!      Stock Purchase Agreement, dated June 16, 1998, as amended, between Family Golf Centers, Inc. and Golden Bear Golf, Inc.

10.15!!!!!     Amendment No. 3 to the Stock Purchase Agreement, dated July 20,
               1998, between Family Golf Centers, Inc. and Golden Bear Golf,
               Inc.

10.16!!!!      Form of Sublicense Agreement between Family Golf Centers, Inc.
               and Golden Bear Golf, Inc.

10.17!!!!!     Stock Purchase Agreement, dated November 27, 1998, by and among
               Family Golf Centers, Inc. and TrizecHahn (USA) Corporation.

10.17.1!!!!!!  Amendment No. 1 to the Stock Purchase Agreement, dated December
               2, 1998, by and among Family Golf Centers, Inc., Eagle Quest
               Golf Centers (U.S.), Inc. and TrizecHahn (USA) Corporation.

10.18!!!!!!    Credit Agreement, dated as of December 2, 1998, by and among
               Family Golf Centers, Inc., The Chase Manhattan Bank, as Agent
               and as Lender, and the Lenders which are parties thereto.

10.18.1##      Amended and Restated Credit, Security, Guaranty and Pledge
               Agreement, dated as of December 2, 1998 as Amended and Restated
               as of October 15, 1999 by and among Family Golf Centers, Inc., the Guarantors named therein, the Lenders named therein and The
               Chase Manhattan Bank, as Agent and as a Lender.

10.18.2###     Amendment No. 2 to the Credit Agreement.

10.18.3####    Amendment No. 3 to the Credit Agreement.

10.19^         Rights Agreement, dated as of April 6, 1999, between Family
               Golf Centers, Inc. and Continental Stock Transfer & Trust Co., as Rights Agent.

11.1           Statement re: Computation of Earnings Per Share.

21.1           Subsidiaries of Family Golf Centers, Inc.

23.1           Consent of Richard A. Eisner & Company, L.L.P.

27.1           Financial Data Schedule

-------------------
* Incorporated by reference to the Company's Registration Statement on Form SB-2, dated Se September 12, 1994 (Registration No. 33.83910).

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

****** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

+ Incorporated by reference to the Company's Registration Statement on Form SB-2, dated May 24, 1996 (Registration No. 333-4541).

++ Incorporated by reference to Annex A of the Company's Proxy Statement on Schedule 14A, dated April 30, 1997.

+++ Incorporated by reference to Annex A of the Company's Proxy Statement on Schedule 14A, dated May 15, 1998.

++++ Incorporated by reference to the Pre-Effective Amendment No. 2 to Company's Current Report on Form 8- K/A (Amendment No. 1), dated June 6, 1995.

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

! Incorporated by reference to the Company's current Report on Form 8-K, dated September 25, 1996 and filed October 9, 1996.

!! Incorporated by reference to the Company's Tender Offer Statement on Schedule 14D-1, dated December 31, 1997.

!!! Incorporated by reference to the Company's Pre-Effective Registration Statement on Form S-3, dated May 22, 1998 (Registration No. 333-53503).

!!!! Incorporated by reference to the Company's Current Report on Form 8-K, dated June 16, 1998 and filed July 8, 1998.

!!!!! Incorporated by reference to the Company's current Report on Form 8-K, dated July 20, 1998 and filed July 31, 1998.

!!!!!! Incorporated by reference to the Company's Current Report on Form 8-K, dated December 2, 1998 and filed December 15, 1998.


# Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 21, 1998.

## Incorporated by reference to the Company's Current Report on Form 8-K, dated October 18, 1999 and filed on November 4, 1999.

### Incorporated by reference to the Company's Current Report on Form 8-K, dated January 28, 2000, and filed on February 4, 2000.

#### Incorporated by reference to the Company's Current Report on Form 8-K, dated March 31, 2000, and filed on that same date.

^              Incorporated by reference to the Company's Form 8-A filed
               April 13, 1999.

(b) REPORTS ON FORM 8-K:

     Our Current Report on Form 8-K, dated December 2, 1998, and filed on January 14, 1999, reporting an Item 2 event and Item 7 financial statements and information.

     Our Current Report on Form 8-K, dated April 7, 1999, and filed on April 13, 1999, reporting an Item 5 event.

     Our Current Report on Form 8-K, dated October 18, 1999, and filed on November 4, 1999, reporting an Item 5 event.

     Our Current Report on Form 8-K, dated January 28, 2000, and filed on February 4, 2000, reporting an Item 5 event.

     Our Current Report on Form 8-K, dated February 16, 2000, and filed on February 28, 2000, reporting an Item 5 event.

     Our Current Report on Form 8-K, dated March 31, 2000 and filed on the same date, reporting an Item 5 event.

                                   SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FAMILY GOLF CENTERS, INC.


Dated:  April 14, 2000          By: /s/ Dominic Chang
                                    ___________________
                                    Name: Dominic Chang
                                    Title: Chairman of the Board and
                                           Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                        TITLE                             DATE
----                        -----                             ----
/s/ Dominic Chang
Dominic Chang         Chairman of the Board and Chief          April 14, 2000
                      Executive Officer (Principal Executive
                      Officer)

/s/ Krishnan P. Thampi
Krishnan P. Thampi    President, Chief Operating Officer,      April 14, 2000
                      Assistant Secretary, Treasurer and
                      Director (Principal Financial Officer)

/s/ James Ganley
James Ganley          Director                                 April 14, 2000

/s/ Jimmy C.M. Hsu
Jimmy C.M. Hsu        Director                                 April 14, 2000

/s/ Donald R. Monks
Donald R. Monks       Director                                 April 14, 2000

/s/ Yupin Wang
Yupin Wang            Director                                 April 14, 2000

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Family Golf Centers, Inc.
Melville, New York


     We have audited the accompanying consolidated balance sheets of Family Golf Centers, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the management of Family Golf Centers, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Eagle Quest Golf Centers, Inc. and subsidiaries which statements reflect a net loss of $7,255,000 for 1997 included in the related consolidated financial statement totals. These statements were audited by other auditors, whose report has been furnished to us, and our opinion insofar as it relates to data included for Eagle Quest Golf Centers, Inc. and subsidiaries, is based solely on the report of the other auditors.

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

     In our opinion, based on our audit and the report of other auditors, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Family Golf Centers, Inc. and subsidiaries at December 31, 1999 and 1998 and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has experienced net losses, has a negative working capital position, and has received a temporary waiver for its non-compliance with certain financial covenants under various credit facilities, including its principal credit facility, that raises substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Richard A. Eisner & Company, LLP
New York, New York
April 6, 2000, with respect to
Note L, April 14, 2000

                                AUDITORS' REPORT

To The Directors
Eagle Quest Golf Centers Inc.

     We have audited the consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year ended December 31, 1997 (not presented separately herein) of Eagle Quest Golf Centers Inc. and subsidiaries. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

     In our opinion, these consolidated financial statements present fairly, in all material respects the results of the operations and cash flows for the year ended December 31, 1997 of Eagle Quest Golf Centers Inc. in accordance with generally accepted accounting principles in the United States.


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


KPMG LLP
Chartered Accountants
Vancouver, Canada
March 13, 1998, except as to note 16(a)
which is as of April 2, 1998

FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

                                                                                                DECEMBER 31,
                                                                                           --------------------
                                                                                             1999        1998
                                                                                           --------    --------
ASSETS (NOTE L)
Current assets:
    Cash and cash equivalents                                                              $  2,852    $  3,878
    Restricted cash deposits                                                                    689         314
    Short-term investments                                                                               17,374
    Inventories                                                                              10,755      26,220
    Prepaid expenses and other current assets                                                 4,858      10,277
    Prepaid and refundable income taxes                                                       9,780
                                                                                           --------    --------
        Total current assets                                                                 28,934      58,063

Property, plant and equipment net                                                           381,066     444,280
Assets held for sale                                                                         41,471
Loan acquisition costs (net of accumulated amortization of $1,689  and $1,183 at
    December 31, 1999 and 1998, respectively)                                                 7,795       6,269
Other assets                                                                                  5,511      11,201
Excess of cost over fair value of assets acquired (net of accumulated amortization of
    $4,043 and $2,851 at December 31, 1999 and 1998, respectively)                           26,609      52,227
                                                                                           --------    --------
                                                                                           $491,386    $572,040
                                                                                           ========    ========
LIABILITIES
Current liabilities:
    Accounts payable, accrued expenses and other current liabilities                       $ 26,053    $ 21,408
    Income taxes payable                                                                                  2,590
    Current portion of long-term obligations (net of unamortized debt discount
        of $2,422 in 1999)                                                                  184,832       3,950
    Convertible subordinated notes                                                          115,000
                                                                                           --------    --------

        Total current liabilities                                                           325,885      27,948

Long-term obligations (less current portion)                                                  5,923     130,621
Convertible subordinated notes                                                                          115,000
Deferred rent                                                                                 2,359       1,193
Deferred tax liability                                                                                    3,217
Other liabilities                                                                             4,614       4,738
                                                                                           --------    --------

        Total liabilities                                                                   338,781     282,717
                                                                                           --------    --------

Minority interest                                                                                22          40
                                                                                           --------    --------

Commitments, contingencies and other matters

STOCKHOLDERS' EQUITY
Preferred stock - authorized 2,000,000 shares, none outstanding
Common stock - authorized 50,000,000 shares, $.01 par value; 26,039,000 and
    26,117,000 outstanding at December 31, 1999 and 1998, respectively                          260         261
Additional paid-in capital                                                                  291,671     292,040
Retained earnings (Accumulated deficit)                                                    (138,838)      1,561

Accumulated other comprehensive income (loss:
    Foreign currency translation adjustment                                                    (251)       (667)
Unearned compensation                                                                          (212)     (3,865)
Treasury shares                                                                                 (47)        (47)
                                                                                           --------    --------

        Total stockholders' equity                                                          152,583     289,283
                                                                                           --------    --------

                                                                                           $491,386    $572,040
                                                                                           ========    ========

See notes to financial statements                                                                           F-3

FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                ---------------------------------------
                                                                                   1999           1998           1997
                                                                                ---------      ---------      ---------
Operating revenues                                                              $ 119,384      $  92,509      $  54,599
Merchandise sales                                                                  35,485         29,655         18,398
                                                                                ---------      ---------      ---------

           Total revenues                                                         154,869        122,164         72,997
                                                                                ---------      ---------      ---------

Operating expenses                                                                133,223         62,451         37,386
Cost of merchandise sold                                                           33,559         20,330         12,366
Selling, general and administrative expenses                                       19,644         11,723         12,630
Merger, acquisition, integration and other related charges                                         7,752
Impairment and other related charges                                               61,529
                                                                                ---------      ---------      ---------
           Total expenses                                                         247,955        102,256         62,382
                                                                                ---------      ---------      ---------

Operating income (loss)                                                           (93,086)        19,908         10,615
Interest expense and related charges                                              (22,007)       (11,309)        (3,863)
Other income - net (includes interest income of  $581, $1,905 and  $1,570 for the years ended December 31, 1999, 1998 and 1997,
    respectively                                                                      687          1,938          1,659
                                                                                ---------      ---------      ---------

Income (loss) before income taxes (benefit), extraordinary items and
    cumulative effect of a change in accounting principle                        (114,406)        10,537          8,411
Income tax expense (benefit)                                                      (16,468)         8,600          5,142
                                                                                ---------      ---------      ---------

Income (loss) before extraordinary items and cumulative effect of a
    change in accounting principle                                                (97,938)         1,937          3,269
Extraordinary items - loss on disposition of Pre-Combination Facilities,
                      net of tax effect                                           (42,461)
                    - loss on extinguishment of debt, net of tax effect                           (4,890)
Cumulative effect of a change in accounting principle:
    Pre-opening expenses, net of tax effect                                                       (2,035)
                                                                                ---------      ---------      ---------

NET INCOME (LOSS)                                                               $(140,399)     $  (4,988)     $   3,269
                                                                                =========      =========      =========

Basic earnings (loss) per share:
    Income before extraordinary items and cumulative effect of a change in
        accounting principle                                                    $   (3.75)     $     .08      $     .17
    Extraordinary items                                                             (1.63)          (.21)
    Cumulative effect of a change in accounting principle                                           (.08)
                                                                                ---------      ---------      ---------

NET INCOME (LOSS)                                                                   (5.38)          (.21)           .17
                                                                                ---------      ---------      ---------

Diluted earnings (loss) per share:
    Income before extraordinary items and cumulative effect of a change in
        accounting principle                                                        (3.75)           .08      $     .16
    Extraordinary items                                                             (1.63)          (.21)
    Cumulative effect of a change in accounting principle                                           (.08)
                                                                                ---------      ---------      ---------

NET INCOME (LOSS)                                                                   (5.38)     $    (.21)          $.16
                                                                                =========      =========      =========

Weighted average shares outstanding - basic (000's)                                26,088         23,009         19,344
Effect of dilutive securities (000's)                                                   0            846            470
                                                                                ---------      ---------      ---------

WEIGHTED AVERAGE SHARES OUTSTANDING - diluted (000'S)                              26,088         23,855         19,814
                                                                                =========      =========      =========

See notes to financial statements                                                                                   F-4

FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)

                                                                                                                    ACCUMULATED
                                                                                                                       OTHER
                                                                      (COMMON STOCK -                              COMPREHENSIVE
                                                                      PAR VALUE $.01)                              INCOME (LOSS)
                                                                -----------------------                            -------------
                                                                  NUMBER OF
                                                                   SHARES                            (ACCUMULATED     FOREIGN
                                                                   ISSUED                 ADDITIONAL    DEFICIT)      CURRENCY
                                                                    AND                    PAID-IN      RETAINED    TRANSACTION
                                                                OUTSTANDING     AMOUNT     CAPITAL      EARNINGS     ADJUSTMENT
                                                                -----------     ------     -------      --------     ----------

BALANCE - DECEMBER 31, 1996                                      18,589,246      $186     $ 140,428      $ 4,280
Issuance of stock and warrants:
    For cash and in connection with acquisitions                  1,657,111        17        26,751
    For repayment of debt                                           133,764         1         2,029
    For services rendered                                            11,956                     419
Exercise of warrants                                                  3,324                     127
Exercise of employee options                                         90,047         1           502
Exercise of options issued in connection with acquisitions           15,000                     250
Preferential distribution to stockholders of The Practice
    Tee, Inc.                                                                                             (1,000)
Income tax benefit upon exercise of stock options                                               355
Deferred stock compensation due to options granted                                              680
Unearned compensation (net) of amortization
Net income for the year                                                                                    3,269
Translation adjustment                                                                                                   $195
                                                                 ----------      ----     ---------      -------        ------

Comprehensive income

BALANCE - DECEMBER 31, 1997                                      20,500,448       205       171,541        6,549          195
Issuance of stock:
    For cash                                                          2,462                      38
    In connection with acquisitions                                 313,572         3         4,904
    For compensation                                                246,166         3         4,202
    In exchange for Eagle Quest options, warrants and
        redeemable equity securities                                209,785         2         2,851
Net proceeds from public offering                                 4,600,000        46       106,490
Public offering expenses                                                                     (2,000)
Warrants issued in connection with debt                                                         700
Exercise of warrants issued in connection with acquisition            2,535                      50
Exercise of warrants                                                108,819         1         1,458
Exercise of employee options                                        133,572         1         1,326
Income tax benefit upon exercise of stock options                                               480
Unearned compensation (net)
Net (loss) for the year                                                                                   (4,988)
Translation adjustment                                                                                                   (862)
                                                                 ----------      ----     ---------      -------        ------

Comprehensive loss


BALANCE - DECEMBER 31, 1998                                      26,117,359      $261     $ 292,040      $ 1,561        $(667)
Issuance of stock:
  In connection with acquisitions and other transactions            116,763         1           524
Warrants issued in connection with debt                                                       2,686
Cancellation of restricted stock grants                            (195,250)       (2)       (3,579)
Exercise of employee options                                            400
Unearned compensation (net)

Net (loss) for the year                                                                                 (140,399)
                                                                                                               -
Translation adjustment                                                                                                    416

Comprehensive loss

BALANCE - DECEMBER 31, 1999                                      26,039,272       260       291,671     (138,838)        (251)
                                                                 ==========      ====     =========      =======        ======

                                                                                                         COMPREHENSIVE
                                                                 SUBSCRIPTION    UNEARNED     TREASURY      INCOME
                                                                  RECEIVABLE   COMPENSATION    SHARES       (LOSS)       TOTAL
                                                                  ----------   ------------    ------       ------       -----

BALANCE - DECEMBER 31, 1996                                        $ (491)                      $(47)                   $ 144,356
Issuance of stock and warrants:
    For cash and in connection with acquisitions                      491                                                  27,259
    For repayment of debt                                                                                                   2,030
    For services rendered                                                                                                     419
Exercise of warrants                                                                                                          127
Exercise of employee options                                                                                                  503
Exercise of options issued in connection with acquisitions                                                                    250
Preferential distribution to stockholders of The Practice
    Tee, Inc.                                                                                                              (1,000)
Income tax benefit upon exercise of stock options                                                                             355
Deferred stock compensation due to options granted                                                                            680
Unearned compensation (net) of amortization                                        $(170)                                    (170)
Net income for the year                                                                                      $3,269         3,269
Translation adjustment                                                                                          195           195
                                                                   -------       ----------     -----      --------     ---------

Comprehensive income                                                                                         $3,464
                                                                                                           ========
BALANCE - DECEMBER 31, 1997                                             0           (170)        (47)                     178,273
Issuance of stock:
    For cash                                                                                                                   38
    In connection with acquisitions                                                                                         4,907
    For compensation                                                                                                        4,205
    In exchange for Eagle Quest options, warrants and
        redeemable equity securities                                                                                        2,853
Net proceeds from public offering                                                                                         106,536
Public offering expenses                                                                                                   (2,000)
Warrants issued in connection with debt                                                                                       700
Exercise of warrants issued in connection with acquisition                                                                     50
Exercise of warrants                                                                                                        1,459
Exercise of employee options                                                                                                1,327
Income tax benefit upon exercise of stock options                                                                             480
Unearned compensation (net)                                                       (3,695)                                  (3,695)
Net (loss) for the year                                                                                     $(4,988)       (4,988)
Translation adjustment                                                                                         (862)         (862)
                                                                   -------       ----------     -----      --------     ---------

Comprehensive loss                                                                                          $(5,850)
                                                                                                           ========

Balance - December 31, 1998                                           $ 0        $(3,865)       $(47)                    $289,283
Issuance of stock:                                                                                                            525
  In connection with acquisitions and other transactions
Warrants issued in connection with debt                                                                                     2,686
  cancellation of restricted stock grants                                          3,337                                     (244)
Exercise of employee options
Unearned compensation (net)                                                          316                                      316
                                                                                    ---
Net (loss) for the year                                                                                    (140,399)     (140,399)

Translation adjustment                                                                                          416           416
                                                                   -------       ----------     -----      --------     ---------
Comprehensive loss                                                                                         (139,983)           -
                                                                                                           ========
BALANCE - DECEMBER 31, 1999                                             -           (212)        (47)                     152,583
                                                                   =======       ==========     =====                   =========

See notes to financial statements                                                                                             F-5

FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                          -------------------------------------
                                                                                            1999           1998          1997
                                                                                          --------       --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                   $(140,399)       $ (4,988)     $  3,269
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
        operating activities:
           Cumulative effect of a change in accounting principle (net of tax effect)                        2,035
           Non cash impairment and extraordinary charges                                   96,221
           Inventory valuation adjustment                                                   3,485
           Amortization of debt discount                                                      264
           Loss on sale of assets                                                           9,983
           Depreciation and amortization                                                   22,477          11,138         7,101
           Deferred tax expense (benefit)                                                  (3,217)            321          (153)
           Minority interest                                                                  (18)
           Noncash expenses                                                                   304             316           929
           Issuance of stock for compensation                                                  73             509
           Issuance of warrants for consulting services                                                                      80
           Extraordinary charge - early extinguishment of debt                                              4,890
           Changes in:
               Inventories                                                                  8,314         (11,365)       (7,643)
               Prepaid expenses and other current assets                                      544          (4,075)       (6,614)
               Prepaid income taxes                                                        (9,780)                          600
               Other assets                                                                 3,677          (2,211)       (6,094)
               Accounts payable, accrued expenses and other current liabilities             3,630           7,526         4,703
               Deferred rent                                                                1,166             543           417
               Other liabilities                                                             (124)             10            61
               Income taxes payable                                                        (2,590)            444         2,626
                                                                                         ---------       --------      --------
                  Net cash provided by (used in) operating activities                      (5,990)          5,093          (718)
                                                                                         ---------       --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of property and equipment                                                (81,736)       (166,602)      (82,731)
    Proceeds from sale of assets                                                           12,615
    Acquisition of goodwill                                                                               (28,662)      (15,768)
    Restricted cash deposit                                                                  (375)             76           (58)
    Net sales (purchase) of short-term investments                                         17,374          38,472       (22,008)
                                                                                         ---------       --------      --------
                  Net cash (used in) investing activities                                 (52,122)       (156,716)     (120,565)
                                                                                         ---------       --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loan acquisition costs                                                                 (1,526)         (6,299)       (1,346)
    Proceeds from convertible subordinated notes net of expenses                                                        110,550
    Proceeds from subordinated debentures                                                                                 6,500
    Repayment of subordinated debentures                                                                   (4,981)
    Proceeds from loans and issuance of warrants; bank and others                          78,239         133,058        44,295
    Repayment of loans, bank and others                                                   (19,631)        (79,728)      (44,709)
    Net proceeds from issuance of common stock                                                  4         104,574         6,092
    Proceeds from the exercise of warrants and options                                                      2,835           800
                                                                                         ---------       --------      --------
                  Net cash provided by financing activities                                57,086         149,459       122,182
                                                                                         ---------       --------      --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (1,026)         (2,164)          899
Cash and cash equivalents - beginning of period                                             3,878           6,042         5,143
                                                                                         --------        --------      --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                 $ 2,852        $  3,878      $  6,042
                                                                                         ========        ========      ========

SUPPLEMENTAL AND NONCASH DISCLOSURES:
    Acquisition of property in exchange for common stock and warrants                     $   525        $  5,607      $ 21,167
    Acquisition of property in exchange for redeemable equity securities                                               $    514
    Acquisition of property subject to loans payable                                                     $ 35,286      $ 22,285
    Acquisition of property in exchange for loans from selling stockholder                               $  2,589      $  2,053
    Increase in capital leases                                                                           $  4,520
    Issuance of stock in connection with repayment of debt                                                             $  2,030
    Exchange of redeemable equity securities for common stock                                            $  2,853
    Income tax benefit for exercise of stock options                                                     $    480      $    355
    Accrued for preferential distribution to stockholders of The Practice Tee, Inc.                                    $  1,000
    Property additions accrued but not paid                                               $ 1,012        $  2,725      $    254
    Interest paid                                                                         $17,090        $ 11,011      $  4,303
    Taxes paid                                                                            $ 3,325        $  8,325      $  6,774

See notes to financial statements                                                                                           F-6

FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
(dollars in thousands, except share data)

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]  THE COMPANY:

     Family Golf Centers, Inc. (the "Parent") and its wholly-owned subsidiaries (together with the Parent, ("FGC")) operates golf centers designed to provide a wide variety of practice opportunities, including facilities for driving, chipping, putting, pitching and sand play. In addition, FCG's golf centers typically offer golf lessons instructed by PGA-certified golf professionals, full-line pro shops and other amenities to encourage family participation. As of December 31, 1999, FCG owned, leased or managed 115 golf facilities comprised of 89 golf centers and 26 combination golf center and golf course facilities located in 23 states. Of the golf centers, 21 were operated under the name "Golden Bear" pursuant to a license agreement with Golden Bear Golf Centers, Inc. ("GBGC"). (See Notes D and M[3]).

     In addition to its golf business, the Company operates sports and family entertainment facilities, including ice rinks and family sports supercenters. As of December 31, 1999, the Company owned, leased or managed 24 ice rink facilities, including 16 managed facilities. As of December 31, 1999 the Company owned one family sports supercenter and leased three family sports supercenters.

[2]  PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of FCG and Eagle Quest Golf Centers, Inc. and its wholly owned subsidiaries ("Eagle Quest") (collectively the "Company"). All significant intercompany transactions and accounts have been eliminated. These financial statements give retroactive effect to the acquisition of Eagle Quest on June 30, 1998, which has been accounted for as a pooling-of-interests. As of June 30, 1998 Eagle Quest operated 20 golf facilities, two of which were under construction.

[3]  FOREIGN CURRENCY TRANSLATION:

     The functional currency of Eagle Quest's Canadian operations is the Canadian dollar. Assets and liabilities are translated into United States dollars at the rates of exchange in effect at the balance sheet date and revenues and expenses are translated at the average rates of exchange for the period. Translation adjustments are included in the foreign currency translation adjustment section of stockholders' equity and represent a component of other comprehensive income.

     Eagle Quest will periodically undertake transactions in a currency other than its specific functional currency. Such transactions are translated into the functional currency using exchange rates at the date of the transaction. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. FCG does not enter into derivative instruments to offset the impact of foreign exchange fluctuations. Foreign exchange gains and losses included in the determination of operations are not significant for any period presented.

[4]  CASH EQUIVALENTS:

     The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

[5]  SHORT-TERM INVESTMENTS:

     Short-term investments classified as "held to maturity" are reported at cost plus accrued income which approximated market value.

FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
(dollars in thousands, except share data)

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[6]  INVENTORIES:

     Inventory consists primarily of merchandise for sale in the pro shop at each facility and food and beverage in the restaurants and is valued at the lower of cost, principally determined on a first-in, first-out basis or market. Adequate allowances, aggregating $3.5 million for 1999 have been made for slow moving, excessive and obsolete inventories.

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

     The carrying amount of all long lived assets including goodwill is evaluated periodically to determine if adjustment to the useful life or to the unamortized balance is warranted. Such evaluation is based principally on the expected utilization of the long lived assets and the projected undiscounted cash flows of the operations in which the long lived assets are used. An impaired asset is written down to its estimated fair market value. Estimated fair market value is generally measured by discounting estimated future cash flows or by analysis of other currently available information. Considerable management judgment is necessary to estimate fair market value.

     The depreciation or amortization periods for long-lived assets to be held and used are periodically evaluated to determine whether events or circumstances have occurred that warrant revision.

     Capitalized costs of long-term improvements to existing sites, newly acquired sites and newly constructed sites, include certain internally generated costs.

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

[10] PER SHARE DATA:

     Earnings (loss) per basic share are calculated by dividing net income
     (loss) by the weighted average outstanding shares during the period. Net income (loss) per diluted share are calculated to include the effect of all dilutive securities including options where there is income before extraordinary item and cumulative effect of a change in accounting principle. Earnings (loss) per diluted share do not include the impact of potential common shares which would be antidilutive.

FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
(dollars in thousands, except share data)

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[11] USE OF ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and those differences may be material. Estimates are used when accounting for asset impairments, and such items as inventory reserves, depreciation and taxes.

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

[13] STOCK BASED COMPENSATION:

     The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income
     (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

[14] RECENTLY ISSUED ACCOUNTING STANDARDS:

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the financial statements and measure those instruments at fair value. The statement also establishes accounting and reporting standards for hedging activities. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In October 1998, the Financial Accounting Standards Board issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for sale by a Mortgage Banking Enterprise," amending previously issued SFAS No. 65, effective for the fiscal quarter beginning after December 15, 1998. The Company believes that the above pronouncements either are not applicable or will not have a significant effect on the information presented in the financial statements.

     The financial statements reflect the adoption of Statements of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" and No. 131, "Disclosure about Segments of an Enterprise and Related Information".

     The financial statements also reflect the adoption of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which became effective January 1, 1998 and requires application of the provisions of the statement to comparative financial statements for earlier periods. Comprehensive income (loss), which represents all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners, is being reported in the statement of changes in stockholders' equity.

FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
(dollars in thousands, except share data)

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[15] MERGER, ACQUISITIONS AND INTEGRATION EXPENSES:

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

[16] EXTRAORDINARY ITEMS:

     Early Extinguishment of Debt:

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

     Disposition of Pre-Combination Facilities:

     In 1999, as a result of operating losses and in connection with the restructuring of the Company's indebtedness and the strategic review of its ongoing operations a decision was made to sell various operating assets. Certain of such assets were owned by FGC and Eagle Quest, separately, prior to the Business Combination in June of 1998 (the "Pre-Combination Facilities"). In accordance with the provisions of Accounting Principles Board Opinion No. 16 - Accounting for Business Combinations ("APB #16") relating to the disposition of assets of the previously separate entities in a pooling of interests combination, the Company recorded an extraordinary charge of $42,461. No income tax benefit was recognized with this charge.

[17] CHANGE IN ACCOUNTING PRINCIPLE:

     On April 13, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, reporting on the Costs of Start-Up Activities (SOP 98-5). In the third quarter of 1998, the Company adopted SOP 98-5 effective as of January 1, 1998. The impact of this change in accounting principle on the Company relates to the treatment of pre-opening costs associated with newly developed facilities. SOP 98-5 requires that these costs be expensed as incurred as compared to the Company's previous policy to capitalize these costs and amortize them over a twelve month period.

NOTE B - BASIS OF PRESENTATION

The Company's financial statements have been prepared assuming the Company will continue as a going concern which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended December 31, 1999, the Company sustained a net loss of $140,399, was not in compliance with the terms of certain covenants under various loan agreements including its principal credit facility and had a working capital deficit of $296,951.

As of December 31, 1999, the company had approximately $305,755 aggregate principal amount of indebtedness outstanding, including $115,000 aggregate principal amount of 5% convertible subordinated notes and $125,300 of indebtedness under its principal credit facility. The Company has received temporary waivers from its lenders for such non-compliance. The waivers expire on May 5, 2000. There can be no assurance that either the Company will comply with these covenants after May 5, 2000 or the lenders will extend the waivers for an additional period. Hence, substantially all the debt has been classified as current liability.

The Company is focusing on selling operating assets, primarily non-core and underperforming assets, to meet its debt service and working capital requirements and improving the operations of its remaining facilities. The Company may suffer additional losses from the sale of these assets. Unless the Company is able to consummate the sale of assets on a timely basis, the Company will not have adequate capital to meet all its obligations. Moreover, under the credit facility, a portion of the proceeds from asset sales must be used to pay down the facility, and accordingly will not be available for operations. In addition, the Company will need additional financing to meet its long-term needs. The Company has not determined the amount it may seek to obtain or whether such financing will consist of debt or equity. In light of the fact that substantially all of the assets are pledged as collateral for existing loans and in light of the Company's substantial leverage, obtaining additional debt financing may be difficult and costly. There is no assurance that the Company will generate sufficient cash flows from operations to service its debt or meet its obligations or obtain additional financing for future operations, on favorable terms or at all. In the event of a failure to do so, the Company may be forced to file for bankruptcy protection.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

NOTE C - COMBINATION WITH EAGLE QUEST GOLF CENTERS, INC.

On June 30, 1998, FGC issued 1,384,735 shares of its common stock in exchange for all outstanding common stock, options, warrants and put rights of Eagle Quest, the "Business Combination". Eagle Quest, which was incorporated in British Columbia, Canada on February 5, 1996, acquires, develops and operates golf practice centers incorporating a driving range, a retail golf shop, and a learning academy and, in some locations, a short/executive course. This exchange, which qualified as a tax-free reorganization for federal income tax purposes, has been accounted for as a pooling-of-interests combination and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the combined results of operations, financial position and cash flows of Eagle Quest as though it had been a part of FGC since inception. The results of operations prior to the combination, previously reported by the separate companies and the combined amounts presented in the consolidated financial statements follow:


                                          SIX MONTHS
                                             ENDED      YEAR ENDED
                                           JUNE 30,    DECEMBER 31,
                                             1998          1997
                                             ----          ----
         Total revenue:
             FGC                            $50,090      $64,825
             Eagle Quest                      6,031        8,172
                                            -------      -------
                 Combined                   $56,121      $72,997
                                            =======      =======
         Net income (loss):
             FGC                            $ 5,697      $10,524
             Eagle Quest                    (11,267)      (7,255)
                                            -------      -------
                 Combined                   $(5,570)     $ 3,269
                                            =======      =======

FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
(dollars in thousands, except share data)

NOTE D - ACQUISITION OF GOLF FACILITIES

[1]  FGC ACQUISITIONS:

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

     In addition to the golf facilities, in 1997 FGC acquired LCI, a New York corporation that owns and operates a 170,000 square-foot family sports supercenter including a golf center, an 18-hole executive golf course, an ice rink, additional family amusements such as video and virtual reality games and conference center, in Lake Grove, New York; the Golf Academy of Hilton Head, Inc. which operates a golf school and designs and manages corporate golf events located in Hilton Head, South Carolina; Long Island Skating Academy located in Syosset, New York; a family sports and entertainment supercenter with two ice rinks, two soccer fields and additional family amusements located in Cincinnati, Ohio; and a designer and assembler of premium grade golf clubs located in Palm Desert, California. LCI also owned and operated seven stand alone bowling centers, six of which were sold shortly after FGC acquired them at FGC 's cost.

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

FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
(dollars in thousands, except share data)

NOTE D - ACQUISITION OF GOLF FACILITIES  (CONTINUED)

[1]  FGC ACQUISITIONS:  (CONTINUED)

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

     The Company entered into a new license agreement with respect to the existing Golden Bear Golf Centers and the newly acquired centers. See Note K[3]).

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

     In addition to the acquisition of SkateNation, during the fourth quarter of 1998, the Company also acquired a golf facility in Vaughan, Canada and leasehold interests and the related golf recreational facilities in Thunder Bay, Canada and Vorhees, New Jersey.

     During the first quarter of 1999 the Company acquired three golf facilities located in Lodi, California ("Lodi"), El Cajon, California ("El Cajon") and Portland, Oregon ("Portland"). The aggregate purchase price of the 1999 acquisitions was approximately $2,000 consisting of cash, common stock, assumption of liabilities or a combination thereof. The operations were not material to the operation of the Company for the year ended
     December 31, 1999.

[2]  EAGLE QUEST ACQUISITIONS:

     In 1997 Eagle Quest acquired thirteen golf centers comprised of thirteen driving ranges and four executive courses. In the six months ended June 30, 1998, Eagle Quest acquired one additional golf center.

FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
(dollars in thousands, except share data)

NOTE D - ACQUISITION OF GOLF FACILITIES  (CONTINUED)

     The acquisitions by FGC and Eagle Quest were accounted for using the purchase method of accounting. The purchase prices paid for the various facilities consisted of cash, common stock, warrants, notes or assumption of liabilities or a combination thereof. Assets acquired and liabilities assumed and the consideration paid is summarized as follows:

                                                         FACILITIES ACQUIRED
                                                       ----------------------
                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                       ----------------------
                                                         1998          1997
                                                       --------      --------
 Property, plant, equipment and leasehold interests    $120,969      $ 72,558
 Other current assets                                     7,627         3,788
 Excess of cost over fair value                          23,254        20,939
                                                       --------      --------
     Total assets                                       151,850        97,285

 Assumption of mortgage payable                         (21,315)      (22,285)
 Assumption of other liabilities                        (24,629)       (9,648)
                                                       --------      --------
 Net assets acquired                                   $105,906      $ 65,352
                                                       ========      ========

 Cash                                                  $ 83,739      $ 41,617
 Fair value of common stock and warrants issued           5,607        21,168
 Redeemable equity securities                                             514
 Loan from selling stockholder                            2,589         2,053
 Mortgage                                                13,971
                                                       --------      --------
                                                       $105,906      $ 65,352
                                                       ========      ========

     The operating results of companies acquired under the purchase method of accounting are included in the Company's results of operations from dates of acquisition.

FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
(dollars in thousands, except share data)

NOTE D - ACQUISITION OF GOLF FACILITIES  (CONTINUED)

[3]  FGC AND EAGLE QUEST ACQUISITIONS:  (CONTINUED)

     The following unaudited pro forma information for the year ended December 31, 1998 assumes that the acquisitions in 1998 had taken place at the beginning of 1998 and that the acquisitions in 1998 and 1997 had taken place at the beginning of 1997.

                                                   Year Ended December 31,
                                                    1998            1997
                                                    ----            ----

         Total revenue                            $145,533        $120,800
         Loss before extraordinary item and
         cumulative effect of a change in
         accounting principle                       (3,143)        (10,630)
         Net loss per share - basic                  $(.15)          $(.55)
         Net loss per share - diluted                $(.15)          $(.55)

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

     Under certain purchase agreements entered into by Eagle Quest, the sellers are entitled to additional consideration based on the achievement of certain profitability or performance targets. Upon achievement of the contingency target, the obligations are accrued with an offsetting increase to the purchase price (generally by an increase to goodwill). In the aggregate, Eagle Quest has agreed to a maximum additional contingent consideration in the next three calendar years which has not been recognized in the consolidated financial statements at December 31, 1999 are as follows:

         2000                               460
         2001                               250
         2002                               250

FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
(dollars in thousands, except share data)

NOTE E - SHORT-TERM INVESTMENTS

Short-term investments including accrued interest, were as follows:

                                                  AT
                                              COST PLUS
                                               ACCRUED     FAIR     UNREALIZED
                  HELD TO MATURITY            INTEREST    VALUE        GAIN
                  ----------------            --------    -----        ----
December 31, 1998:
    Commercial paper and corporate bonds      $17,374    $ 17,374       $0
                                              =======    ========       ==

At December 31, 1999 the Company did not have any unrestricted short-term investments.

NOTE F - RESTRICTED CASH DEPOSITS

Restricted cash deposits represent short-term investments and cash pledged as collateral primarily for letters of credit on certain properties and mortgage indebtedness.

NOTE G - PROPERTY, PLANT AND EQUIPMENT

[1] Property, plant and equipment are summarized as follows:

                                                             DECEMBER 31,
                                                    ---------------------------
                                                      1999               1998
                                                    --------           --------
Land                                                $ 47,763           $ 69,112
Leasehold interests, buildings and improvements      300,749            327,852
Machinery and equipment                               34,152             31,212
Furniture and fixtures                                15,601             13,256
Construction in progress                              13,345             17,667
                                                    --------           --------
                                                     411,610
                                                                        459,099
Accumulated depreciation and amortization            (30,544)           (14,819)
                                                    --------           --------
                                                    $381,066           $444,280
                                                    ========           ========

Substantially all of the Company's property, plant and equipment is pledged as collateral for various loans at December 31, 1999. Interest of $2,382 and $3,565 has been capitalized during the years ended December 31, 1999 and 1998, respectively, which amounts are included in property, plant and equipment. Included in property, plant and equipment at December 31, 1999 and 1998 are $8,054 and $5,672 , respectively of accumulated capitalized interest.

[2] Disposition of Golf and Other Facilities

During 1999, the Company sold the assets of four golf facilities located in Arlington, Texas, Austin, Texas, Dallas, Texas and Fort Worth, Texas for $3,900 in aggregate gross sales proceeds. Also, during the fourth quarter of 1999, the Company sold the assets of a golf course in Leesburg, Virginia for a gross sale price of $3,825. Revenues for these facilities in 1999 through the date of dispositon aggregated $3.4 million. As required under the Company's $130 million credit facility, a portion of the aggregate gross sales proceeds was used to repay a portion of such debt for each of these disposition. The Company also terminated the lease agreement at San Diego, California in December 1999. The disposition of these facilities resulted in a loss of $11,706 in 1999, which is included in the extraordinary charge (see Note I).

Subsequent to December 31, 1999, the Company sold the assets of three golf facilities in Tucson, Arizona, Mesa, Arizona and Olympia, Washington as well as one ice rink facility in Simsbury, Connecticut. The Company also sold a golf school located in Hilton Head, South Carolina. The aggregate gross proceeds for these transactions was $9,545. The Company also terminated the lease agreement at Colorado Springs, Colorado in March 2000. As of December 31, 1999, the net carrying value of these facilities is included in the accompanying balance sheet in assets held for sale. Revenues for these facilities for the year ended December 31, 1999 aggregated $5.4 million. In connection with these dispositions, in 1999 the Company recorded a loss of $3,679, of which $2,279 is included in the extraordinary charge (see Note I) and $1,400 is included in impairment and other related charges.

FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
(dollars in thousands, except share data)

[H] ASSET IMPAIRMENT AND OTHER CHARGES:

In 1999, as a result of operating losses and in connection with the restructuring of the Company's indebtedness and the strategic review of its ongoing operations, the Company's management performed a review of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") and determined that events and changes in circumstances have resulted in the carrying amount of certain long-lived assets exceeding the sum of the expected future cash flows associated with such assets. The measurement of the impairment losses recognized was based on the difference between the estimated fair values, net of estimated disposal costs, and the carrying amounts of the assets.

In connection with such review a decision was made to sell various operating assets. As of December 31, 1999, the Company identified 6 golf facilities which had been carried at a value of $28,899 consisting of property plant and equipment of $26,399, intangible assets of $1,581 and other assets of $919 that it intends to dispose of or sell. The Company has recorded an impairment charge of $13,106 to write the carrying amount of such assets down to their estimated fair value. There can be no assurance that the estimates of fair value used by the Company will approximate the actual selling price of such assets upon their sale or disposition. Further, the Company has also identified 25 golf facilities whose undiscounted future cash flows are not expected to result in the recovery of the carrying amount of such assets, resulting in an impairment charge of $42,375. In addition, the Company incurred legal, consulting and other incremental fees and costs aggregating approximately $1,700 relating to implementing its restructuring efforts, including retaining a business advisory firm. In connection with the sale and leaseback of 2 golf facilities, the Company recorded a loss of $2,110 (see Note L(3)). In addition the Company recorded a loss of $2,238 in connection with the abandonment of fixed assets. In the aggregate the Company recorded $61,529 in charges for write-downs of long-lived assets and related costs in the year ended December 31, 1999.

Included in operating expenses in the accompanying Consolidated Statement of Operations for the year ended December 31, 1999 are additional charges of $3,900 relating to write downs of accounts receivable and other operating assets in connection with the strategic decision to exit certain operating activities.

Impairment related to long lived assets and other assets held for sale reduced the related asset balances on the balance sheet. Fees and other incremental costs which the Company has incurred in connection with its recent restructuring were recorded as paid or as other accrued expenses as incurred.

In connection with the ongoing restructuring of the operations and the need to raise cash, the Company is exploring other strategies and is pursuing the disposition of non-golf operations and other golf facilities. Such actions may result in the Company incurring additional losses.

FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
(dollars in thousands, except share data)


[I] EXTRAORDINARY CHARGE - LOSS ON DISPOSITION OF ASSETS HELD BY FGC AND EAGLE
    QUEST PRIOR TO THE BUSINESS COMBINATION

In 1999, as a result of operating losses and in connection with the restructuring of the Company's indebtedness and the strategic review of its ongoing operations a decision was made to sell various operating assets. Certain of such assets were owned by FGC and Eagle Quest, separately, prior to the Business Combination in June of 1998 (the "Pre-Combination Facilities"). During 1999, the Company sold 5 Pre-Combination Facilities, consisting of 4 golf facilities and one golf course for aggregate gross proceeds of $7,725, and terminated the lease agreement on another Pre-Combination Facility. In accordance with the provisions of Accounting Principles Board Opinion #16 - Accounting for Business Combinations ("APB #16") relating to the disposition of assets of the previously separate entities in a pooling of interests combination, the Company recorded an extraordinary charge of $13,353.

Subsequent to December 31, 1999, the Company sold 4 Pre-Combination Facilities, consisting of 3 golf facilities and a golf school for gross proceeds of $4,445. These facilities were classified as assets held for sale at December 31, 1999. In accordance with APB #16, in 1999 the Company recorded an extraordinary charge of $2,411 based on the estimated realizable value of these facilities. In addition, as of December 31, 1999, the Company identified 14 additional Pre-Combination Facilities, all of which were golf facilities, which had been carried at a value of $43,985 consisting of property, plant and equipment of $33,317, intangible assets of $6,337 and other assets of $4,331 that it intends to dispose of or sell. In accordance with the provisions of APB #16 the Company has recorded an extraordinary charge of $26,697 to write the carrying amount of such assets down to their estimated fair value. There can be no assurance that the estimates of fair value used by the Company will approximate the actual selling price of such assets upon their ultimate sale or disposition.

Impairment related to long lived assets and other assets held for sale reduced the related asset balances on the balance sheet.

In connection with the ongoing restructuring of the operations and the need to raise cash, the Company is exploring other strategies and is pursuing the disposition of non-golf operations and other golf facilities. Such actions if they occur within two years of the Business Combination may result in the Company incurring additional extraordinary charges relating to Pre-combination Facilities.

FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
(dollars in thousands, except share data)

NOTE J - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

                                                        DECEMBER 31,
                                                  ------------------------
                                                    1999            1998
                                                  --------        --------
Prepaid insurance                                 $    573        $    576
Accounts receivable and interest receivable          1,884           7,638
Accounts receivable - employees                         73             243
Other receivable and prepaids                        2,328           1,820
                                                  --------        --------
                                                  $  4,858        $ 10,277
                                                  ========        ========

NOTE K - LEASING ARRANGEMENTS

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

Future annual minimum lease payments, including expected renewal options, under operating lease agreements that have initial annual or remaining noncancellable lease terms in excess of one year are as follows:

2000                                                           $ 14,943
2001                                                             15,197
2002                                                             15,284
2003                                                             15,325
2004                                                             15,552
Thereafter                                                      316,574
                                                               --------
Total minimum lease payments                                   $392,875
                                                               ========

Operating lease rent expense for the years ended December 31, 1999, 1998 and 1997, was $16,694, $11,949 and $4,569, respectively.

Pursuant to certain of the Company's land leases, rent expense charged to operations differs from rent paid because of the effect of free rent periods and scheduled rent increases. Accordingly, the Company has recorded deferred rent payable of $2,359, $1,193 and $650 at December 31, 1999, 1998 and 1997,
respectively. Rent expense is calculated by allocating total rental payments, including those attributable to scheduled rent increases, on a straight-line basis, over the lease term.

The Company has received termination letters from landlords at four sites. The landlords allege that the Company has breached certain covenants under such leases. Two of these landlords have filed lawsuits seeking to evict the Company. The Company is in the process of responding to these termination letters and is countering each of the lawsuits.

FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
(dollars in thousands, except share data)

[L]  LONG-TERM OBLIGATIONS:

[1]  Long-term obligations consist of the following:


                                                                                                            DECEMBER 31,
                                                                                                        ----------------------
                                                                                                          1999          1998
                                                                                                        --------      --------
Revolving credit facility of up to $100,000 with a bank bearing interest at Alternative Base
 Rate + 3% expiring on December 31, 2002 (a)                                                              97,799        67,698
Revolving credit facility of up to $30,000 with a bank bearing interest at Alternative Base
 Rate plus 11/2% expiring on December 29, 2000 (net of Debt discount of $2,422 at December 31, 1999)(a)   25,048
Term loan bearing interest at the prime rate less 0.5% during the drawdown period and at the
    Prime rate during the paydown period.  Borrowings under the loan mature in April 2003,
    collateralized by a mortgage on certain properties  (c)                                               10,000        10,000
Term loan bearing interest the prime rate less 1% through June 30, 2001 and at prime rate
    through maturity. (c)                                                                                  6,000
Term loan bearing interest at prime rate less 1% through June 30, 2001 and at prime rate through
    maturity (b)                                                                                          10,000
Mortgage payable bearing interest at LIBOR plus 3.5% (capped at 10.5%), payable in monthly Installments through May 2000 (the loan is personally guaranteed
    by the Chairman of the Board)                                                                         $2,730        $2,802
Mortgage payable due March 7, 2001 bearing interest at 5.25%                                               1,700         1,700
Mortgage note payable due August 1, 2002 bearing interest at LIBOR as adjusted, payable in
    Monthly installments and an additional payment of $5,000 due on or before
    May 1, 1998 (6.314% at December 31, 1998 and 7.65% at December 31, 1999). The
    loan includes certain covenants covering operational and financial requirements                        9,562        10,746
Mortgage note payable due November 1, 2009 bearing interest at 9.875%, payable in monthly
    Installments.  The mortgage is based on a twenty year amortization payout with a balloon
    Payment that calls for the entire principal balance to be due and payable on November 1, 2009          3,347         3,435
Mortgage note payable in monthly installments with a balloon payment on July 1, 2006 bearing
    Interest at 8.5%                                                                                       2,156         2,261
Mortgage note payable in monthly installments with a balloon payment on June 13, 2001 bearing
    Interest at 8%                                                                                         1,544         1,630
Note payable due June 1, 2005 bearing interest at 6%                                                       1,446         1,688
Other debts bearing interest at rates varying from 6% to 10%                                               3,753         3,800
                                                                                                                        ------
Promissory note bearing interest at 7%, payable in monthly installments through May 1, 2003                1,587         1,662
Note payable due August 1, 2003, bearing interest at prime plus .75% payable in monthly
    principal installments of $10 plus interest                                                            1,386         1,516
Promissory note payable due September 2002, bearing interest at prime plus 1.25% payable
    in monthly installments plus $50 in September of each year                                             1,471         1,618
Mortgage note payable in monthly installments with a balloon payment on April 1, 2001 bearing
    interest at 8.5%                                                                                       1,844         1,899
Mortgage note payable in monthly installments with a balloon payment on August 8, 2001
    bearing interest at 8.5% (d)                                                                           2,833         3,267
Mortgage note payable in monthly installments with a balloon payment on March 1, 2001 bearing
    interest at LIBOR plus 3.25% (e)                                                                         775         1,339
Mortgage note payable in monthly installments with a balloon payment on June 1, 2001 bearing
    interest at LIBOR plus 3.25% (e)                                                                       1,192         1,772
Mortgage note payable in monthly installments with a balloon payment on October 1, 2002
    bearing interest at LIBOR plus 3.25% (e)                                                               1,871         2,464
Mortgage note payable in monthly installments with a balloon payment on March 1, 2001 bearing
    interest at LIBOR plus 3.25% (e)                                                                       2,026         2,654
Term loan bearing interest at either LIBOR plus 2.25% or the prime rate and maturing on
    July 19, 2003, collateralized by a mortgage on certain properties. (f)                                     -         9,914
Mortgage note payable in monthly installments bearing interest at 6.75%                                      685           706
                                                                                                         -------      --------
                                                                                                         190,755       134,571
                                                                                                         184,832         3,950
                                                                                                         -------      --------
Noncurrent portion                                                                                         5,923      $130,621
                                                                                                         =======      ========

(a) On June 30, 1997, FGC entered into a two-year collateralized revolving credit facility of up to $20,000 with a bank convertible into a four year term loan at the end of the first two years. After conversion to a term loan, the loan was payable in 16 substantially equal quarterly installments. Borrowings were at variable rates of interest. The loan was collateralized by the pledge of the stock of most of FGC's subsidiaries and such subsidiaries also guaranteed the obligations. The agreement included certain covenants covering operational and financial requirements.

     On December 2, 1998, and as amended, the credit facility was replaced with a syndicated $100,000 secured two (2) year revolving credit facility converting to a four year term loan (the Old Facility") in December 2000. The Old Facility was secured by the pledge of the stock of most of the Company's subsidiaries and such subsidiaries also guaranteed such obligations. Interest under the Old Facility was to be either (i) the greater of the Bank's prime rate or the federal funds rate plus .5% per annum plus a margin of .75% per annum or (ii) the LIBOR, plus between 1.50% and 2.75% per annum depending on a specific financial ratio.

     As a result of our financial performance in 1999, the Company was not in compliance with several covenants under the Old Facility including all the financial covenants which were based on earnings before interest, taxes, depreciation and amoriization. In exchange for a fee of $250,000 and an increase in the interest rate to the prime rate plus 2%, received a waiver and an additional line from the lenders under the Old Facility, while the Company restructuring the Old Facility. Pursuant to a new agreement
     (the "Credit Agreement") the restructuring was completed on October 18, 1999 and the Old Facility was expanded to a $130 million New Credit Facility ("New Credit Facility").

     The New Credit Facility consists of two tranches: "Tranche A" is a $30 million revolving credit facility which converts into a term loan on December 29, 2000, after which time amounts which are repaid may not be reborrowed: "Tranche B" is a $100 million term loan.

     Initially, principal amounts outstanding with respect to Tranche A loans bear interest at a variable rate based on the Alternative Base Rate (as that term is defined in the Credit Agreement to mean the greater of The Chase Manhattan Bank's prime rate of lending or the Federal Funds Rate plus 1/2% plus 1 1/2%. If the New Credit Facility is permanently repaid to
     $100 million or less on or before June 30, 2000 from and after such repayment, the rate of interest with respect to Tranche A loans shall be reduced to a variable rate based on the Alternative Base Rate plus 1/2%. Initially, principal amounts outstanding with respect to Tranche B loans shall bear interest at a variable rate based on the Alternative Base Rate plus 3%. If the New Credit Facility is permanently repaid to $100 million or less on or before June 30, 2000, from and after such repayment, the rate of interest with respect to Tranche B loans shall be reduced to the Alternative Base Rate plus 2%. If the new Credit Facility is permanently repaid to $80 million or less on or before December 29, 2000, from and after such repayment, the rate of interest with respect to Tranche B loans shall be reduced to the Alternative B Rate, plus 1%. In addition, for each additional $10 million by which the New Credit Facility is permanently repaid below $80 million through December 31, 2001, from and after such repayment, the rate of interest with respect to Tranche B loans shall be reduced by 1/4% until such time as the interest rate for all loans is the Alternative Base Rate plus 1/2%. Interest payments on outstanding principal amounts of the New Credit Facility will be payable monthly in arrears until such time as the New Credit Facility is permanently reduced to $80 million after which time interests payments will be payable quarterly. In addition, in the event that we sell certain specified assets or issue debt or equity, we will be required to make certain mandatory prepayments to principal based on the net proceeds of such sales or issuance.

     The payment and performance of obligations under the New Credit Facility have been guaranteed by substantially all of the Company's subsidiaries. The New Credit Facility is secured by substantially all of the Company's assets and

FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
(dollars in thousands, except share data)

     the assets of the Company's subsidiaries (subject to certain existing liens and other permitted encumbrances and excluding certain non-assignable assets), including, without limitation, real property, personal property, tangible property and intangible property, partnership and joint venture interests, all accounts receivable, inventory and equipment. In addition, the Company has pledged all of the stock of its domestic subsidiaries and 66% of the stock of its foreign subsidiaries.

     In connection with the New Credit Facility, the Company issued to the lenders warrants (the "Warrants") for 10% of the Company's outstanding common stock (on a fully diluted basis). The Warrants are exercisable at an exercise price of $.50 per share, subject to adjustment under certain circumstances, including sales of equity at a price below fair market value or below the exercise price of the Warrants. The Warrants may be canceled by the Company without penalty as follows: (i) if we make the mandatory repayments of the New Credit Facility of a least $30 million by December 29, 2000, 10% of the Warrants originally issued may be canceled: (ii) if we make additional mandatory repayments of the New Credit Facility of at least $25 million by December 31, 2001, an additional 10% of the Warrants originally issued may be canceled: and (iii) if the outstanding balance under the New Credit Facility is paid back on or before June 30, 2002, an additional 30% of the Warrants originally issued may be canceled. Only the portion of the Warrants not subject to cancellation may be exercised prior to June 30, 2002. As a condition to the closing of the New Credit Facility, the Company entered into a registration rights agreement, pursuant to which we are required, under certain circumstances, to register the shares of common stock issuable upon exercise of the Warrants. The Company valued those warrants which were immediately exercisable at $2,686 using the Black-Scholes valuation model. The fair value of the warrants was recorded as additional paid-in capital and as a discount on the related debt. The discount will be amortized over the term of the loan. The remaining warrants will be accounted for in a similar manner as they become exercisable.

     In addition to certain customary covenants, the New Credit Facility contains (i) certain restrictive covenants, including, among others, covenants limiting liens, indebtedness, acquisitions, asset sales, construction of new facilities, capital expenditures, investments and the payment of dividends, and (ii) covenants requiring continued compliance with certain financial tests, including a net worth test, and several financial ratios, including an interest coverage ratio and a consolidated EBITDA ratio. Included among the events of default are any Change of Control (as defined) of the Company from our lenders under the New Credit facility.

     On or about January 28, 2000, the Company received a waiver waiving among other things, compliance with certain financial tests for the period commencing December 31, 1999 through March 31, 2000. Then again on March 31, 2000, the Company received a waiver from our lenders waiving among other things our compliance with certain financial tests for the period commencing April 1, 2000 through May 5, 2000.

     There can be no assurance that on or prior to May 5, 2000 the Company's lenders will either extend the waiver of the Company's non-compliance with the financial tests or enter into an amendment to the Credit Facility to modify the financial tests. Until the New Credit Facility is amended or the waiver is extended for a period of one year or longer, $125.3 million of principal outstanding under the New Credit Facility as well as substantially all other debt for borrowed money which would otherwise be classified as long-term debt has been classified as current liability. If the covenants are not amended or the waiver extended on or prior to May 5, 2000, the payment of all $126.6 million could be declared immediately due and payable. In such event, or sooner if such event appeared inevitable, we would likely file a voluntary petition seeking protection under the bankruptcy laws.

FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
(dollars in thousands, except share data)


(b) In July 1999, the Company entered into a loan agreement with ChinaTrust Commercial Bank (New York Branch) providing for a $10 million term loan secured by a leasehold mortgage on the Englewood, Colorado site. The loan matures in July 2004 and bears interest at the prime rate less .5%

     On April 12, 2000, the Company received a waiver from ChinaTrust Commercial waiving compliance with certain financial tests for the year ended December 31, 1999. Such waiver expires on May 5, 2000. There can be no assurance that on or prior to May 5, 2000 ChinaTrust Commercial will either extend the waiver of non-compliance with the financial tests or enter into an amendment to the loan agreement to modify the financial tests. If the covenants are not amended or the waiver extended on or prior to May 5, 2000, ChinaTrust Commercial, would have the right to declare a default under the loan agreement and require all amounts outstanding to be immediately due and payable, which default would trigger a cross-default under our other debt instruments. In such event, or sooner if such event appeared inevitable, the Company would likely file a voluntary petition seeking protection under the bankruptcy laws.

(c) In June 1999, the Company entered into a loan agreement with ChinaTrust Bank (U.S.A.) providing for up to a $10 million term loan, secured by a mortgage on two existing properties. The loan matures in July, 2005 and bears interest at the prime rate less 1.0% during the draw down period and at the prime rate during the pay down period. In April 2000, the Company received a waiver from ChinaTrust U.S.A. waiving compliance with certain financial tests for the year ended December 31, 1999 covering this term loan as well as the $10 million term loan borrowed in 1998. Such waiver expires on May 5, 2000. There can be no assurance that on or prior to May 5, 2000 ChinaTrust U.S.A. will either extend the waiver of non-compliance with the financial tests or enter into an amendment to the loan agreement to modify the financial tests. If the covenants are not amended or the waiver extended on or prior to May 5, 2000, ChinaTrust U.S.A. would have the right to declare a default under the loan agreement and require all amounts outstanding to be immediately due and payable, which default would trigger a cross-default under the Company's other debt instruments. In such event, or sooner if such event appeared inevitable, the Company would likely file a voluntary petition seeking protection under the bankruptcy laws. As of December 31, 1999, the Company had drawn down $6 million available under the loan.

(d) On July 29, 1999, the Company obtained a waiver from Fleet Bank whereby in exchange for transferring $225,000 into a cash reserve account and paying a $6,000 waiver fee, Fleet Bank agreed to waive a financial covenant applicable to the performance of the Company's ice facility in Simsbury, Connecticut. The Company also agreed that within 60 days of the waiver, which was later extended to November 19, 1999, the Company would work toward a mutually satisfactory loan restructuring agreement. On
     November 19, 1999, the Company restructured the term loan. As of December 31, 1999, $2,833 million was outstanding under the loan with Fleet Bank. Subsequent to December 31, 1999, all amounts outstanding under the Fleet Bank Loan were repaid from a portion of the proceeds from the sale of the Simsbury facility.

(e) On June 30, 1999 the Company entered into a Modification Agreement with Bank of America N.A. (formerly known as NationsBank N.A.) whereby in exchange for a $2 million payment of principal and a $40,000 extension fee, Bank of America agreed to extend the maturity of its four secured term loans aggregating $6.1 million until August 31, 1999. On August 12, 1999, the Company again entered into a Modification Agreement with Bank of America whereby in exchange for an increase in the interest rate to the prime rate plus 2% and a $15,000 extension fee, bank of America agreed to extend the maturity of its four secured terms loans to October 5, 1999 which was later extended to November 12, 1999. On November 12, 1999, the Company entered into an Amended and Restated Master Loan Agreement with Bank of America, which provides for interest rates of the prime rate plus
     2 1/2%, a mandatory prepayment of $250,000 due on or before September 30, 2000 and a maturity date of March 1, 2001. In connection with the restructured loan, the Company issued to Bank of America warrants to purchase up to 100,000 share of the Company's common stock. The warrants are exercisable at an exercise price of $.50 per share, subject to adjustment under certain circumstances, including sales of equity at a price below fair market value or below the exercise price of the warrants. All of the warrants may be canceled by the Company if the loans are satisfied in full on or prior to June 30, 2000 and, if not, fifty percent may be canceled by the Company if the Company satisfies the loans in full on or prior to December 21, 2000. As of December 31, 1999, $5,864 million was outstanding under the Amended and Restated Master Loan Agreement.

(f) As a condition of this loan, FGC entered into an interest rate protection agreement with a bank. Under this Swap Transaction Agreement the LIBOR rate is fixed at 5.93%. in the event LIBOR exceeds such fixed rate, the bank is required to pay such excess to FGC, and in the event that LIBOR is less than such fixed rate, FGC is required to pay the bank such differences.

FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
(dollars in thousands, except share data)

[L]  LONG-TERM OBLIGATIONS:  (CONTINUED)

2) Convertible Subordinated Debentures:

     During the fourth quarter of 1997, the Company issued $115 million aggregate principal amount of 5 3/4% convertible subordinated notes (the "Notes"). The Notes mature on October 15, 2004 and bear interest at the rate of 5 3/4% per annum, payable semiannually. The Notes are unsecured and subordinated to all present and future senior indebtedness (as defined in the Indenture) of the Company. The Notes are redeemable at the option of the Company at any time after October 15, 2000, in whole or in part, at declining premiums together with accrued and unpaid interest. The Notes are convertible at the option of the holder into Common Stock at any time prior to maturity, unless previously redeemed or repurchased, at a conversion price of $24.83 per share, subject to adjustment under certain circumstances. Upon a Change of Control (as defined in the Indenture), subject to certain conditions, each holder of Notes shall have the right, at the holder's option, to require the Company to repurchase such holder's Notes at a repurchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the Repurchase Date (as defined in the Indenture), if any. The current waiver the Company has from its lender under its Credit Facility requires that the Company operate through May 5, 2000 in strict accordance with a budget. The budget does not provide for the payment of interest under the Notes, which is due and payable on April 15, 1999, subject to a 30-day grace period. There can be no assurance that the Company's lenders will not, upon expiration of the Waiver, prohibit the payment of interest on the Notes prior to the end of such grace period, or that the Company will have funds available to make such payment, in which event the Company would be in default under such Notes, which would cross-default its other debt instruments.

(3)  Other

     In June 1999, the Company entered into two sale leaseback transactions with Realty Income Corp. ("RIC"). The Company sold the real property located at it Flanders, New Jersey site and Alpharetta, Georgia site for $2.2 million and $3.3 million, respectively. Simultaneously with such sales, the Company entered into a 25-year lease for each site with five 5-year renewal options with an annual rent equal to 10.8% of the sale proceeds, which rent escalates every two years based on an increase in the consumer price index. The Company recorded a loss of $2,110 for the portion of the sale attributable to the value of the land, which is leased back under the portion of the lease which is treated as an operating lease. The Company recorded a deferred loss of $1,571 attributable to the value of the improvements, which will be amortized over the life of the capitalized lease.

FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
(dollars in thousands, except share data)


     Unless asset sales occur on a timely and regular basis, the Company does not have sufficient capital to meet its capital commitments and fund its debt service. Under the New Credit Facility a portion of the proceeds of asset sales is required to be applied to the repayment of indebtedness. There can be no assurance that the Company will consummate asset sales in a timely manner or that such asset sales will yield the capital necessary to meet our needs. In addition, May 16, 2000 is the maturity date of the Company's loan with Orix U.S.A. wherein the Company is required to repay $2.7 million in principal which is currently outstanding. Although the Company has requested a one-year extension there can be no assurance that such an extension will be obtained. If such an extension is not obtained or if asset sales do not yield adequate capital to meet the Company's capital commitments or fund its debt service, the Company would likely file a voluntary petition seeking protection under the bankruptcy laws.

NOTE M - COMMITMENTS AND CONTINGENCIES

[1]  EMPLOYMENT AND SEVERANCE AGREEMENTS:

     The Company has employment agreements, as amended, expiring in March 2001 with two of its officers, who are also stockholders of the Company, which provide for aggregate annual base salaries of $385,000 in 2000 and $415,000 in 2001.

     The Company has severance agreements with certain executives.
     In general, the severance agreements provide that, upon termination of employment or other specified adverse change in the employment the executive following a Change of Control (as defined therein), the Company shall provide to each such executive certain rights and benefits, including
     (i) a lump sum payment in cash, (ii) acceleration of all unvested stock options and restricted stock awards, and (iii) certain additional retirement and welfare benefits.

[2]  CONCESSION LICENSES:

     The Company manages several facilities for municipalities pursuant to concession licenses, four of which are terminable at will by the licensor. The Company's concession license with the City of New York (the "City") for the Douglaston, New York golf center, which was entered into in 1994 and which expires on December 31, 2006, the concession license with the City for the Randall's Island, New York golf center, which was assumed in 1997 and which expires on March 1, 2007, the concession license with the city for the Dreier-Offerman Park, Brooklyn, New York golf center, currently under construction, which was entered into in April 1998 and which expires on March 30, 2019 and the concession license with the Metropolitan Transportation Authority for the Bronx, New York golf center which opened in 1999 which was entered into in 1997 and which expires on December 31, 2009 (respectively, the "Douglaston License," the "Randall's Island License," the "Brooklyn License" and the "Bronx License"), are terminable at will. Pursuant to the Douglaston License and the Randall's Island License, the Brooklyn License and the Bronx License the Company has made approximately $3,933, $2,556, $3,300 and $4,000, respectively, of capital

FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
(dollars in thousands, except share data)

     improvements. Pursuant to the Brooklyn License, the Company is obligated to make $4,000 of capital improvements prior to March 1, 1999. If any of these concession licenses are terminated, the licensor may retain, except within the first eight years of the Bronx License, and is not obligated to pay the Company, for the value of such capital improvements.

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

[3]  LICENSE AGREEMENT:

     Pursuant to its original license agreement with Golden Bear Golf, Inc. (the "Licensor"), the Company paid a one-time facility development fee for each Golden Bear golf center. In addition, the Company is required to pay annual royalty fees for each Golden Bear golf center it operates based on Adjusted Gross Revenues ("AGR") as defined, equal to 3% of AGR less than $2,000 plus 4% of AGR between $2,000 and $3,000, plus 5% of AGR over $3,000. The minimum royalty fee for each Golden Bear golf center ranges up to $50 per year.

FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
(dollars in thousands, except share data)

NOTE M - COMMITMENTS AND CONTINGENCIES  (CONTINUED)

[3]  LICENSE AGREEMENT:  (CONTINUED)

     Royalty fees incurred for the years ended December 31, 1999, 1998 and 1997 amounted to $795, $400 and $301, respectively.

     In connection with the acquisition of Golden Bear, the Company entered into a new license agreement covering all 21 Golden Bear golf facilities. The agreement provides for minimum royalty payments of $795 per year plus 1% of AGR in excess of $30,000, and additional 1% each, for revenue in excess of $40,000 and $50,000.

     In January 2000, the Company received a letter from the Licensor that the Company was in default as a result of the Company's failure to pay the quarterly royalty fee for the first quarter of 2000. In April 2000, the Company received a letter of termination from the Licensor.

[4]  OTHER COMMITMENTS:

     At December 31, 1999, the Company had commitments for various construction projects, aggregating approximately $8,000 to be completed within 12 to 24 months.

[5]  CLASS ACTION SUIT

    In February, 2000 a class action suit was filed in the United States District Court for the Eastern District of New York alleging that the Company and certain of its officers violated the federal securities laws in connection with the sale of company stock during the period July, 1998 through August, 1999. The complaint seeks an unspecified amount of compensatory damages, as well as attorneys' fees. The allegations against the Company and its officers arise out of public statements during the relevant period concerning the Company's financial health and expected future earnings, including statements made in connection with a July 27, 1998 secondary offering. The complaint alleges that while management stated that the Company's rapid growth through acquisitions was progressing smoothly and achieving economies of scale, in reality the Company was experiencing increased operating expenses and insufficient working capital. The complaint further alleges that when the true facts regarding the Company's financial health and expected future earnings became known in August, 1999, company stock price droped. Several other complaints also have been filed in the same court alleging virtually identical facts and securities law violations, at leaset one of which seeks punitive damages. The Company plans to vigorously defend the claims asserted against it.

[6]  OTHER

     In April 1998, the Company entered into agreements with the Township of Woodbridge, New Jersey, to lease, construct and operate an ice rink facility with two sheets of ice and a family entertainment center. The Township of Woodbridge recently served the Company with a Notice to Quit - Termination of Tenancy and Demand for Possession based upon an alleged breach of the agreements. The Company is currently in settlement discussions with the Township and intends to vigorously defend the lawsuit. The book value of leasehold improvements and other related assets for this site as at December 31, 1999 was $5,500.

NOTE N - BUSINESS SEGMENT INFORMATION

Information concerning operations by industry segment is as follows:

                                         GOLF         NON-GOLF
                                      OPERATIONS     OPERATIONS     CONSOLIDATED
                                      ----------     ----------     ------------
Year ended December 31, 1999:
    Total revenue                       119,110        35,759          154,869
    Operating income (loss) before,
      interest expense                  (98,433)        5,347          (93,086)
    Depreciation and amortization        17,769         4,705           22,474
    Identifiable assets                 363,362       128,024          491,386
    Capital expenditures                 74,289        21,310           95,599

Year ended December 31, 1998:
    Total revenue                      $100,734      $ 21,430         $122,164
    Operating income before interest
       expense                           15,267         4,641           19,908
    Depreciation and amortization         8,954         2,184           11,138
    Identifiable assets                 454,199       117,841          572,040
    Capital expenditures                172,832        65,052          237,884

Year ended December 31, 1997:
   Total revenue                       $ 64,688      $  8,309         $ 72,997
   Operating income before interest
       expense                            8,213         2,402           10,615
   Depreciation and amortization          6,569           532            7,101
   Identifiable assets                  309,001        54,035          363,036
   Capital expenditures                  92,362        52,156          144,518


Non-golf operations relate to sports and family entertainment facilities which includes ice rink facilities, soccer fields and other indoor family sports and amusements.

NOTE O - STOCKHOLDERS' EQUITY

[1]  STOCK SPLIT:

     The Board of Directors approved a three for two stock split which was distributed in May 1998. Stockholder's equity has been restated to give retroactive recognition to the stock split for all the periods presented by reclassifying from additional paid-in capital to common stock, the par value of additional shares arising from the split. In addition, all references to number of shares and per share amounts have been restated to reflect the stock split.

FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
(dollars in thousands, except share data)

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

     Had the compensation costs for the plans been determined based upon the fair value at the grant date consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per share on a pro forma basis would have been the amounts indicated below:

                                              YEAR ENDED DECEMBER 31,
                                          ------------------------------
                                           1999        1998        1997
                                          ------      ------      ------
         Net income (loss):
             As reported                $(140,399)   $(4,988)     $3,269
             Pro forma                  $(145,960)   (11,028)     (1,074)

         Net income (loss) per share:
             As reported:
                 Basic                      (5.38)     (0.21)       0.17
                 Diluted                    (5.38)     (0.21)       0.16
             Pro forma:
                 Basic                      (5.59)     (0.48)      (0.06)
                 Diluted                    (5.59)     (0.48)      (0.06)

     The Company has not included potential common shares in the pro forma diluted loss per share computations, since the result would be antidilutive.

FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
(dollars in thousands, except share data)

NOTE O - STOCKHOLDERS' EQUITY  (CONTINUED)

[2]  STOCK OPTION PLANS:  (CONTINUED)

     These pro forma amounts may not be representative of future disclosures due to, among other things: (i) the estimated fair value of stock option is amortized over the vesting period, (ii) additional options may be granted in future years and (iii) options granted in 1995 and prior thereto are not included.

     The weighted average fair value at date of grant for options granted during the years 1999, 1998 and 1997 were $.81, $10.46 and $10.33, respectively, using the Black-Scholes option-pricing model with the following assumptions:

                                               YEAR ENDED DECEMBER 31,
                                    --------------------------------------------
                                      1999            1998              1997
                                      ----            ----              ----
         Dividend yield                  0%            0%                0%
         Expected volatility          0.78%           0.62          0.76 - 0.82
         Risk-free interest rate       6.6%      4.37% - 5.59%     5.60% - 6.58%
         Expected life in years          5             5                 5

     FGC Stock Option Plans

     FGC's 1994 Stock Option Plan (the "Plan") provides for the grant of options to purchase up to 450,000 shares of common stock to employees, officers, directors and consultants of the FGC's. Options may be either "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or nonqualified options. Incentive stock options may be granted only to employees of the Company, while nonqualified options may be issued to nonemployee directors, consultants and others, as well as to employees of the Company. The Company's 1996 Stock Incentive Plan (the "New Plan") is identical to the Plan, except that the New Plan provides (i) for the grant of options to purchase up to 750,000 shares of common stock and (ii) an automatic grant of nonqualified stock options to purchase 15,000 shares to each nonemployee director upon his election or appointment to the Board of Directors and (iii) annual grants (commencing on the date the New Plan was approved by stockholders) to each nonemployee director of nonqualified stock options to purchase 15,000 shares of common stock at the fair market value of the common stock on the date of the grant.

     FGC's 1997 Stock Incentive Plan (the "1997 Plan"), which provides for the grant of options to purchase up to 750,000 shares of common stock, is identical to the New Plan. FGC will grant options under the 1997 Plan, once no more options are available under the New Plan.

     FGC's 1998 Stock Option and Award Plan (the "1998 Plan"), adopted by the Board of Directors on April 23, 1998 and approved by the stockholders on June 26, 1998, is identical to the 1997 Plan except that (i) it provides for the grant of stock awards (either outright or for a price to be determined) as well as options, (ii) it provides for grants of stock awards and options for up to 1,500,000 shares of common stock to those employees, officers, directors, consultants or other individuals or entities eligible under the Plan (as defined) to receive stock awards or options (each, a "Plan Participant") and (iii) no plan participant may receive more than an aggregate of 500,000 shares of common stock by grant of options and/or stock awards during the term of the 1998 Plan.

     The exercise price per share of common stock subject to an incentive option may not be less than the fair market value per share of common stock on the date the option is granted. The per share exercise price of common stock subject to a nonqualified option may be established by the Board of Directors.

FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
(dollars in thousands, except share data)

NOTE O - STOCKHOLDERS' EQUITY  (CONTINUED)

[2]  STOCK OPTION PLANS:  (CONTINUED)

     FGC Stock Option Plans (continued)

     Incentive stock options granted under the Plan cannot be exercised more than 10 years from the date of grant.

     The following summarizes the stock option activity for the years ended December 31:

                                                           YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------------------------------------
                                          1999                      1998                          1997
                                  ---------------------     ---------------------        ---------------------
                                               WEIGHTED                  WEIGHTED                     WEIGHTED
                                               AVERAGE                   AVERAGE                      AVERAGE
                                   SHARES       PRICE       SHARES        PRICE          SHARES        PRICE
                                   ------       -----       ------        -----          ------        -----
         Outstanding at
             beginning of year    2,045,102    15.284      1,429,236      $13.391       1,018,290     $11.737
         Options granted            896,750      1.19        749,438       18.016         498,185      15.399
         Options exercised             (400)    14.00       (133,572)      10.359         (87,239)      5.542
                                 -----------             -----------                  -----------

         Outstanding at end
             of year               2.941,452    10.99      2,045,102       15.284       1,429,236      13.391
                                   ---------             -----------                  -----------

         Options exercisable
             at end of year        1,365,892    13.05        799,558       13.049         439,590       9.965
                                   =========             ===========                  ===========

         Options available
             for the grant at
             end of year                                     914,750
                                                         ===========

     In December 1998, the Company issued 220,000 restricted shares of common stock under the 1998 Plan, of which 195,250 unvested shares were cancelled in February 1999. The fair value of the remaining restricted shares is being charged against operations over their vesting periods.

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                                    OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                                          WEIGHTED
                                          AVERAGE            WEIGHTED                                       WEIGHTED
    RANGE OF                            CONTRACTUAL          AVERAGE                                        AVERAGE
    EXERCISE          NUMBER                LIFE             EXERCISE                 NUMBER                EXERCISE
     PRICES         OUTSTANDING          REMAINING            PRICE                EXERCISABLE               PRICE
     ------         -----------          ---------            -----                -----------               -----
      $1.19           896,750              10.00               $1.19                       0                 $1.19
      $2.33            87,756               4.50                2.33                 154,000                  2.33
   4.00 - $5.92         6,750               5.52                5.70                  16,900                  5.70
 $9.92 - $14.63       847,518               7.66               12.09                                         11.42
 $15.17 - $20.00      795,803               7.15               16.25               1,193,117               438,722
 $23.75 - $27.00      305,000               8.39               25.30
     $68.00             1,875               6.92               68.00                   1,875                 68.00
                    ---------               ----              ------               ---------               -------
                    2,941,452               8.43              $15.28               1,365,892               799,558
                    =========               ====              ======               =========               =======

FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
(dollars in thousands, except share data)

NOTE O - STOCKHOLDERS' EQUITY  (CONTINUED)

[2]  STOCK OPTION PLANS:  (CONTINUED)

     FGC Stock Option Plans (continued)

     Additionally, in connection with the purchase of certain golf facilities, FGC granted the sellers options to acquire up to an aggregate of 81,000 shares of common stock at prices ranging from $0.01 to $26.67 per share, with a weighted average exercise price per share of $20.77. As of December 31, 1999, options to purchase 64,888 shares of common stock were outstanding all of which were exercisable.

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

     The following table summarize the transactions in the Eagle Quest Plan since the incorporation of Eagle Quest on February 5, 1996:

                                                                         THE
                                                                      EQUIVALENT
                                                                         FGC
                                                                       WEIGHTED
                                                         EQUIVALENT    AVERAGE
                                                         NUMBER OF     EXERCISE
                                                         FGC SHARES     PRICE
                                                         ----------     -----
     Year ended December 31, 1997:
         Options granted                                   64,321      $11.70
         Options exercised                                 (2,808)       7.07
         Options forfeited                                 (4,103)      13.16
                                                           ------

     Deemed to be granted at December 31, 1997 and
         June 30, 1998, being maximum number of options
         authorized under the Eagle Quest Plan             57,410      $11.70
                                                           ======
     Exercisable options:
         December 31, 1997                                 21,598      $10.48
                                                           ======

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

FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
(dollars in thousands, except share data)

NOTE O - STOCKHOLDERS' EQUITY  (CONTINUED)

[2]  STOCK OPTION PLANS:  (CONTINUED)

     Eagle Quest Stock Option Plans: (continued)

     Upon consummation of the acquisition of Eagle Quest, all of the then outstanding Eagle Quest stock options were redeemed for 67,189 common shares of FGC based on the agreed fair value.

[3]  WARRANTS:

     FGC:

     In connection with the public offering in December 1995, FGC has granted warrants to the representatives of the underwriters to purchase from the Company up to 450,000 shares of common stock at $13.50 per share exercisable through December 2000, of which warrants to purchase 108,068 and 3,324 shares were exercised in the years ended December 31, 1998 and December 31, 1997, respectively. As of December 31, 1999, warrants purchase 338,608 shares of common stock were outstanding.

     In connection with the purchase of LCI in July 1997, the FGC issued warrants to the sellers to purchase an aggregate of 83,306 shares of common stock at $18.33 per share exercisable through July 2002, of which warrants to purchase 1,476 were exercised in the year ended December 31, 1998. As of December 31, 1999 warrants to purchase 81,830 shares of common stock were outstanding.

NOTE P - INCOME TAXES

Income or (loss) before income taxes, extraordinary items and cumulative effect of a change in accounting principle for each of the periods presented by jurisdiction is as follows:

                                     YEAR ENDED DECEMBER 31,
                           ----------------------------------------
                             1999            1998            1997
                           --------        --------        --------
United States              (103,575)       $ 20,695        $ 11,570
Canada                      (10,831)        (10,158)         (3,159)
                          ---------        --------        --------
                          $(114,406)       $ 10,537        $  8,411
                          =========        ========        ========

The provision for income taxes consists of the following:

                                     YEAR ENDED DECEMBER 31,
                           ----------------------------------------
                             1999            1998            1997
                           --------        --------        --------
Current                    $(13,251)       $  8,279        $  3,900
Deferred                     (3,217)            321           1,242
                           --------        --------        --------
   Total provision
   (benefit)                (16,468)       $  8,600        $  5,142
                          =========        ========        ========

Temporary differences arise due to differences between reporting for financial statement purposes and for federal income tax purposes relating primarily to impairment losses for long lived assets, writedown of inventory, deferred rent expense and depreciation and amortization methods.

FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
(dollars in thousands, except share data)

NOTE P - INCOME TAXES  (CONTINUED)

Expected tax expense based on the United States statutory rate is reconciled with the actual expense as follows:

                                                              PERCENT OF PRE-TAX EARNINGS
                                                              ----------------------------
                                                                 YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                              1999        1998        1997
                                                              ----        ----        ----
Expected tax expense                                          (35.0)%     35.0%       35.0%
Canadian and United States operating losses and other
    expenses for which no tax benefit has been recognized      10.4       45.5        22.8
Impairment losses not recognized                               14.7
State income tax (benefit), net of federal tax effect           (.2)       5.8         5.6
Utilization of net operating loss carryforwards                   -       (4.7)
Change in valuation allowance                                  (2.8)
Other                                                          (1.5)                  (2.3)
                                                               ------    ----        ----
                                                               (14.4)%   81.6%       61.1%
                                                                ====     ====        ====


The deferred tax assets (liabilities) are recorded as follows:

                                                                        DECEMBER 31,
                                                                   ----------------------
                                                                     1999           1998
                                                                   -------        -------
Deferred tax assets:
    Deferred rent                                                      920        $   437
    Tax basis of assets in excess of book basis                        714            714
    Loss carryforwards                                              22,241          8,800
    Inventory reserve                                                1,404
    Impairment losses                                               35,111
    Valuation allowance                                            (53,201)        (6,908)
                                                                   -------        -------
                                                                     7,189          3,043
Deferred tax liabilities:
    Book basis of assets in excess of tax basis                     (7,189)        (6,260)
                                                                   -------        -------
Net deferred tax (liability)                                       $     0        $(3,217)
                                                                   =======        =======

At December 31, 1999, the Company has estimated net operating loss carryforwards available for income tax purposes as follows:

                                                              Expiring
                                                 Amount       Through
                                                 ------       -------
FGC                                              34,000         2019
Eagle Quest:
  Canada                                         15,000         2005
  United States                                   7,000         2019


Section 382 of the Internal Revenue Code contains provisions which may limit the loss carryforwards available if significant changes occur in stockholder ownership interests. Management believes that such limitations may apply as a result of changes in stockholder ownership interests during 1999. Accordingly, the Company may be subject to a significant annual limitation on the utilization of its net operating losses.

FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
(dollars in thousands, except share data)

NOTE Q - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial statements:

Cash and cash equivalents approximate fair value. The cost and fair value of short-term investments are disclosed in Note C.

Short-term loan payable - the carrying amount approximates fair value due to the short-term maturities of these instruments.

Long-term and other debt - fair value is estimated based on borrowing rates offered to the Company.

The carrying amounts and fair value of the Company's financial instruments as of December 31, 1999 and 1998 are as follows:

                                                     CARRYING              FAIR
                                                      AMOUNT              VALUE
                                                      ------              -----
December 31, 1999:
    Cash and cash equivalents                             983                 983
    Restricted cash deposits                              689                 689
    Long-term debt (classified as current)            193,177             193,177
    Convertible subordinated notes                    115,000

December 31, 1998:
    Cash and cash equivalents                          $3,878              $3,878
    Restricted cash deposits                              314                 314
    Long-term debt                                    134,571             134,571
    Convertible subordinated notes                    115,000             107,000

NOTE R - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                    1ST QUARTER             2ND QUARTER                     3RD QUARTER              4TH QUARTER
                                --------------------    --------------------   --------------------------------   -----------------
                                                                                  1999        1999
                                  1999        1998        1999        1998     As Reported  As Restated*  1998     1999      1998
                                --------    --------    --------    --------   -----------  -----------  ------   --------  -------
Total revenue                    $35,149     $21,497     $47,498     $34,624     $44,147      $44,147   $38,613   $28,075   $27,430
Operating income (loss) before
   interest expense                4,009         844       1,558       2,658     (74,580)     (45,597)   12,809   (53,056)    3,597
Net income (loss)                    752      (3,724)     (1,524)     (3,881)    (63,532)     (63,532)    1,841   (76,095)      776
Net income (loss) per share:
   Basic                           $0.03      $(0.18)     $(0.06)     $(0.19)     $(2.44)     $ (2.44)    $0.07    $(2.92)    $0.03
   Diluted                          0.03       (0.18)      (0.06)      (0.19)      (2.44)       (2.44)     0.07     (2.92)     0.03

*Restated to reclassify the loss on disposition of Pre-Combination Facilities as an extraordinary item.