Form 10-Q
period 2000-03-31
FAMILY GOLF CENTERS INC
filed 2000-05-22
CIK 929941

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  X      EXCHANGE ACT OF 1934
------

For the quarterly period ended  March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                         ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
         Class                                 Outstanding as of  May 15, 2000
--------------------------------------         -------------------------------
Common Stock, par value $.01 per share                   26,039,272

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

     On May 4, 2000 the Company, filed petitions for relief under Chapter 11 of the United States Bankruptcy Court. See Note A for additional information.

     The results of operations of the Company for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except par value)
                                  (SEE NOTE A)


                                                                          March 31,            December 31,
                                                                          ---------            ------------
                              ASSETS                                        2000                  1999
                                                                            ----                  ----
                                                                         (Unaudited)

Current assets:
  Cash and cash equivalents                                            $           438         $      2,852
  Restricted cash deposits                                                         689                  689
  Inventories                                                                    8,548               10,755
  Prepaid expenses and other current assets                                      4,181                4,858
  Prepaid and refundable income taxes                                              333                9,780
                                                                       -----------------      ----------------
          Total current assets                                                  14,189               28,934
Property, plant and equipment (net)                                            407,088              381,066
Assets held for sale                                                                --               41,471
Loan acquisition costs (net)                                                     7,189                7,795
Other assets                                                                     5,508                5,511
Excess of cost over fair value of assets acquired                               25,602               26,609
                                                                       -----------------      ----------------
          TOTAL                                                               $459,576             $491,386
                                                                              ========             ========

                             LIABILITIES
Current liabilities:
  Accounts payable, accrued expenses and other current liabilities     $        21,606         $     26,053
  Convertible subordinated notes                                               115,000              115,000
  Current portion of long-term obligations                                     180,110              184,832
                                                                       -----------------      ----------------
          Total current liabilities                                            316,716              325,885
Long-term obligations (less current portion)                                     5,283                5,923

Deferred rent                                                                    2,195                2,359
Other liabilities                                                                4,204                4,614
                                                                       -----------------      ----------------
         Total liabilities                                                     328,398              338,781
                                                                       -----------------      ----------------

Minority interest                                                                   22                   22
                                                                       -----------------      ----------------
Commitments and contingencies

                        STOCKHOLDERS' EQUITY
Preferred stock - authorized 2,000,000 shares, none outstanding
Common stock - authorized 50,000,000 shares, $.01 par value;
26,039,000 and 26,039,000 shares outstanding at
 March 31, 2000 and December 31, 1999, respectively                                 260                 260
Additional paid-in capital                                                      291,671             291,671
Accumulated deficit                                                           (160,319)            (138,838)
Accumulated other comprehensive loss:
 Foreign currency translation adjustment                                          (247)                (251)
Unearned compensation                                                             (162)                (212)
Treasury shares (at cost)                                                          (47)                 (47)
                                                                       -----------------      ----------------

         Total stockholders' equity                                             131,156             152,583
                                                                       -----------------      ----------------

          TOTAL                                                                $459,576            $491,386
                                                                               ========            ========

               The accompanying notes to financial statements are
                            an integral part hereof.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (SEE NOTE A)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                          ------------------------------------
                                                                 2000                   1999
                                                                 ----                   ----
                                                                        (Unaudited)
Operating revenues                                               $26,694               $27,329
Merchandise sales                                                  4,159                 7,820
                                                          --------------      ----------------
     Total revenue                                                30,853                35,149
                                                          --------------      ----------------

Operating expenses                                                31,249                22,203
Cost of merchandise sold                                           3,191                 5,346
Selling, general and administrative expenses                       4,738                 3,591
Loss on sales or disposal of assets                                5,470                    --
                                                          --------------      ----------------
(Loss) income from operations                                    (13,795)                4,009

Interest expense                                                  (7,696)               (3,155)
Other income                                                         154                   378
                                                          --------------      ----------------
(Loss) income before income taxes                                (21,337)                1,232
Income tax expense                                                   144                   480
                                                          --------------      ----------------
Net (loss) income                                               $(21,481)                 $752
                                                          ==============      ================


Basic (loss) earnings per share                                 $  (.82)                  $.03
                                                                ========                  ====

Diluted (loss) earnings per share                               $  (.82)                  $.03
                                                                ========                  ====


Weighted - average shares outstanding - Basic                 26,039,000            25,957,000
Effect Of Dilutive Securities                                     -                    117,000
                                                          --------------      ----------------
Weighted average shares outstanding - Diluted                 26,039,000            26,074,000
                                                          ==============       ===============


               The accompanying notes to financial statements are
                            an integral part hereof.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                  (SEE NOTE A)

                                                                            Three Months Ended
                                                                                March 31,
                                                                       ----------------------------
                                                                       2000                    1999
                                                                       ----                    ----
Cash flows from operating activities:
  Net (loss) income                                                    $     (21,481)     $      752
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                                                5,379           3,753
  Non-cash operating expenses                                                     50
  Amortization of debt discount                                                  260
  Loss on disposal of assets                                                   5,470
 Changes in:
   Inventories                                                                 2,207           1,064
   Prepaid expenses and other current assets                                     677          (3,865)
   Prepaid income taxes                                                        9,447
   Other assets                                                                    3            (316)
   Accounts payable, accrued expenses and other current liabilities           (8,221)         (1,480)
   Deferred rent                                                                (164)            161
   Other liabilities                                                            (410)            (34)
   Income taxes payable                                                                       (1,470)
                                                                        -------------      -----------

     Net cash (used in) operating activities                                  (6,783)          (1,435)
                                                                        -------------      -----------
Cash flows from investing activities:
  Acquisitions of property and equipment                                          --         (23,728)
  Proceeds from sale and disposal of assets                                    9,381
  Restricted cash deposits                                                        --             188
  Net proceeds from sale of short-term investments                                --          11,962
  Increase (decrease) in foreign currency exchange                                 4              84
                                                                         -------------     -----------

     Net cash provided by (used in) investing activities                       9,385         (11,494)
                                                                         -------------     -----------
Cash flows from financing activities:
    Loan acquisition costs                                                        --             (88)
    Proceeds from loans, banks and others                                      5,591          11,512
    Repayment of bank loans                                                  (10,607)           (935)
    Increase in unearned compensation                                                             97
                                                                         -------------     -----------
   Net cash provided by (used in) financing activities                        (5,016)        $10,586
                                                                         -------------     -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (2,414)         (2,343)
Cash and cash equivalents - beginning of period                                2,852           3,878
                                                                         -------------     -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $438          $1,535
                                                                                ====          ======
Supplemental and noncash disclosures:

   Acquisition of property in exchange for common stock                                    $     522
   Acquisition of property subject to loans payable                                            1,012
   Property additions accrued but not paid                              $      3,774           3,903
   Interest paid                                                               5,097           1,798
   Taxes paid                                                                    242           2,904

               The accompanying notes to financial statements are
                            an integral part hereof.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

(NOTE A) - PROCEEDINGS UNDER CHAPTER 11 AND BASIS OF PRESENTATION:

[1] THE COMPANY:

Family Golf Centers, Inc. (the "Parent") and its wholly owned subsidaries (together with the Parent, ("FGC" or the "Company")) operates golf centers designed to provide a wide variety of practice and play opportunities, including facilities for driving, chipping, putting, pitching and sand play. In addition, FGC's golf centers typically offer golf lessons instructed by PGA-certified golf professionals, full-line pro shops and other amenities to encourage family participation. As of March 31, 2000, FGC owned, leased or managed 111 golf facilities comprised of 85 golf centers and 26 combination golf center and golf course facilities located in 23 states and three Canadian provinces.

In addition to its golf business, FGC operates sports and family entertainment facilities, including ice rink and family sports supercenters. As of March 31, 2000, FGC owned, leased or managed 19 ice rink facilities and family entertainment centers.

On May 4, 2000 (the "Petition Date"), FGC, excluding its Canadian subsidiaries, (the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Southern District of New York. The Debtors are operating their respective businesses as debtors-in-possession. A statutory Creditor's Committee has been organized in the Chapter 11 cases which are being jointly administered for procedural purposes only.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the normal course of business. As a result of the Chapter 11 case and circumstances relating to this event, including the Company's debt structure, its recurring losses, and current economic conditions, such realization of assets and settlement of liabilities are subject to significant uncertainty. However, in connection with the Chapter 11 filing, the Company is required to report in accordance with Statement of Position 90-7 ("Financial Reporting by Entities in Reorganization Under the Bankruptcy Code") for all financial statements for the period beginning May 4, 2000 and threafter. Additionally, the amounts reported on the consolidated condensed balance sheet could materially change because of a plan of reorganization, since such reported amounts do not give effect to adjustments to the carrying value of the underlying assets or amounts of liabilities that may ultimately result.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position as of March 31, 2000, and the results of operations and cash flows for the period then ended. The results of operations and cash flows for the three month periods ended March 31, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications to the prior periods' financial statements have been made to conform with classifications used in the current periods.

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the balance sheet date and revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in FGC's audited financial statements for the year ended December 31, 1999, which is included in its Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed in April 2000.

[2] PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of Family Golf Centers, Inc. and its wholly owned and majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. Minority interests in FGC's operations were insignificant.

(NOTE B) INVENTORIES:

Inventory consists of merchandise for sale in the pro shop at each facility and is valued at the lower of cost on a first-in, first-out (FIFO) basis or market.

(NOTE C) ASSET DISPOSITIONS:

During the three months ended March 31, 2000, the Company sold the assets of three golf facilities in Tucson, Arizona, Mesa Arizona and Olympia, Washington as well as one ice rink facility in Simsbury, Connecticut. The Company also sold a golf school located in Hilton Head, South Carolina. The aggregate proceeds for these transactions was $9.5 million. At December 31, 1999 these assets were classified as held for sale and the losses incurred in conjunction with their disposition were recorded in the year ended December 31, 1999. The Company also terminated its lease agreement at Colorado Springs, Colorado.

(NOTE D) BUSINESS SEGMENT INFORMATION:

Information concerning operations by industry segment is as follows (dollars in thousands):



                                                            Golf                  Non-Golf          Consolidated
                                                            Operations            Operations
Three months ended March 31, 2000
Total revenue                                               $   19,330            $   11,523       $       30,853
Operating income (loss)                                        (15,827)                2,032              (13,795)
Depreciation and amortization                                    4,017                 1,362                5,379
Identifiable assets                                            339,250               120,326              459,576
Capital expenditures                                             4,142                   985                5,127

Three months ended March 31, 1999:
Total revenue                                               $    24,461           $   10,688        $      35,149
Operating income (loss)                                           1,904                2,105                4,009
Depreciation and amortization                                     2,676                1,077                3,753
Identifiable assets                                             452,812              125,546              578,358
Capital expenditures                                             20,819                1,288               22,107

Non-golf operations relate to complementary sports and family entertainment facilities which includes ice rink facilities, soccer fields and other indoor family sports and amusements.

NOTE E - ASSET IMPAIRMENT AND OTHER CHARGES

As a result of continuing operating losses and in connection with the restructuring of FGC's indebtedness and the strategic review of its operations through March 31, 2000, FGC's management has reviewed long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") and where it has determined that events and changes in circumstances have resulted in the carrying amount of certain long-lived assets exceeding the sum of the expected future cash flows associated with such assets, impairment losses have been recognized. The measurement of the impairment losses recognized was based on the difference between the estimated fair values, net of estimated disposal costs, and the carrying amounts of the assets. In conjunction with the formulation of a plan of reorganization under the Chapter 11 proceedings, management will be reevaluating its business strategy, including which assets will be held for sale. For purposes of presentation, property, plant and equipment, including assets held for sale of $41,471 at December 31, 1999 have been combined at March 31, 2000.

For the three months ended March 31, 2000, the Company wrote off $5.4 million in connection with the Woodbridge, New Jersey construction project which is included in the loss on sale of assets. In April 1998, the Company entered into agreements with the Township of Woodbridge ("Township") to lease, construct and operate an ice rink facility with two sheets of ice and a family entertainment center. In February 2000, the Township served the Company with a Notice to Quit Termination of Tenancy and Demand for Possession based upon our alleged breach of these agreements. The Company entered into a settlement agreement with the Township on April 21, 2000 whereby the 1998 agreements were terminated, the Company surrendered possession of the site to the Township and the Township released the Company from certain performance bonds and reimbursed the Company for certain costs in connection with such settlement.

NOTE F - LIABILITIES AND SUBSEQUENT EVENTS-CHAPTER 11 FILING

At March 31, 2000, liabilities were comprised of the following:
                             (dollars in thousands)


   Borrowings under revolving credit facilities                        $126,638
   Convertible subordinated notes                                       115,000
   Mortgages and other interest  bearing debt                            58,755
   Accounts payable, accrued expenses and other liabilities              28,005
                                                                       --------
                                                                       $328,398
                                                                       ---------

During the three months ended March 31, 2000, FGC failed to comply with certain financial tests contained in several of its financing agreements. The applicable lenders granted waivers of the tests through May 5, 2000, however since the lenders would not extend the waivers of FGC's non-compliance with the financial tests or enter into amendments to the applicable agreements, substantially all of FGC debt which would otherwise be classified as long-term debt has been classified as a current liability.

On April 15, 2000, FGC failed to make the interest payment due on its 5 3/4% Convertible Subordinated Notes and a 30 day grace period to make the payment commenced. On May 1, 2000, FGC failed to make interest payments pertaining to borrowings under revolving credit facilities, mortgages and other interest bearing debt. The next day, revolving credit facilities lenders issued notices of default to FGC and on May 4, 2000, FGC filed for Chapter 11 relief.

In the Chapter 11 cases, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization to be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. FGC will notify all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. A bar date is the date by which claims against a company must be filed if the claimants wish to receive any distribution in the Chapter 11 cases. Differences between amounts shown by the Debtors and eventual claims filed by creditors will be investigated and will be either amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and accordingly are not presently determinable.

Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other prepetition executory contracts, subject to Bankruptcy Court approval. Claims for damages resulting from the rejection of real estate leases and other executory contracts will be subject to separate bar dates.

The amounts of liabilities of FGC may vary significantly from the stated amounts of proofs of claim that will be filed with the Bankruptcy Court and may be subject to future adjustment depending on Bankruptcy Court action, developments with respect to potential disputed claims, determination as to the value of any collateral securing claims, or other events.

As a result of the Chapter 11 filing, no principal or interest payments will be made on unsecured prepetition debt. Payments may be made on secured prepetition debt upon Bankruptcy Court approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Report. This Report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report and include statements regarding our intent, belief or current expectations with respect to
(i) our acquisition and financing plans, (ii) trends affecting our financial condition or results of operations, (iii) the impact of competition, (iv) the expansion and integration of certain operations and (v) the impact of the Chapter 11 filing. We caution that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Report, including, without limitation, the information under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the information contained in our Annual Report on Form 10-K for the year ended 1999 under "Risk Factors" and "Business" identifies important factors that could cause or contribute to such differences.

CHAPTER 11 FILING, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, we had cash, cash equivalents and short-term investments of $1.1 million compared to $3.5 million at December 31, 1999. The decrease of $2.4 million was due principally to operating losses incurred in the quarter ended March 31, 2000

Our outstanding indebtedness as of March 31, 2000, including the 5 3/4% Convertible Subordinated Notes and other indebtedness of $300.4 million, bears interest at fixed and variable rates ranging from 5 3/4% to 11.5% per annum.

On May 2, 2000 we received notices of default from our lenders under our $130 million credit facility and under our Bank of America loan agreement for our failure to make our monthly interest payment which was due on May 1, 2000. As a result of such defaults, the lenders declared all amounts under such loan facilities to be immediately due and payable. The lenders under our $130 million credit facility notified us that we were prohibited from making any payment to the holders of our 5 3/4% Convertible Subordinated Notes. Such defaults triggered cross-defaults under substantially all of the Company's senior indebtedness.

On May 4, 2000, the Company and its non-Canadian subsidiaries filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The Company will continue to conduct business in the ordinary course as debtors-in-possession under the protection of the Bankruptcy Court while a plan of reorganization is developed.

Requirements for the payment of debt, accounts payable and other liabilities that arose prior to the Chapter 11 filings are in most cases stayed while we are under the protection of the Court. The Bankruptcy Court has issued orders authorizing the payment of certain prepetition wages, employee benefits and other payments that are essential to our daily operations.

On May 9, 2000, the Bankruptcy Court approved an interim order, subject to a final order, whereby we received debtor-in-possession financing of $15 million from The Chase Manhattan Bank ("DIP Financing"). Borrowings under the DIP Financing bear interest at the prime rate plus 1 1/2% and are secured by a first perfected lien on all of our unencumbered assets, a senior priming lien on all of our assets which were subject to existing liens under our $130 million credit facility and a junior lien on all of our assets which were subject to other existing perfected liens. The DIP Financing matures on November 7, 2001, provided we receive $50 million in net cash proceeds from the sale of assets by May 5, 2001. The DIP Facility is intended to provide us with cash and liquidity to ensure that we can conduct our operations and pay for goods and services at normal levels during the course of the Chapter 11 proceedings.

Our primary sources of liquidity are cash flow from operations and the DIP Financing. To this end, the Bankruptcy Court has authorized our use of cash collateral and thereby enables us to use such cash flows.

The Company's net cash used in operations during the three months ended March 31, 2000 increased by $5.3 million over the same period of the prior year due to the increase in losses in the period.

Inventory decreased by $2.2 million due to a shortage of cash to purchase merchandise and the slow-down in shipments by merchandise vendors prior to the Petition Date.

Capital expenditures for the three months ended March 31, 2000 were principally for the ongoing construction of our Fremont, California and San Bruno, California sites and the improvement of existing facilities.

Net cash used in financing activities of $5.0 million included net borrowings under the revolving credit facilities of $1.7 million and $6.7 million of principal payments on mortgages and notes payable.

GENERAL

We operate golf centers in North America. Our golf centers provide a wide variety of practice and play opportunities including facilities for driving, chipping, putting, pitching and sand play. Our golf centers typically offer full-line pro shops, golf lessons instructed by PGA-certified golf professionals and other amenities such as miniature golf and snack bars to encourage family participation. We have grown from one golf facility in 1992 to 111 as of March 31, 2000. In addition, in order to generate additional sources of revenue, attract a more diverse customer base and offset the seasonality of our core golf business, we also operate sports and family entertainment facilities, including ice rinks and "Family Sports Supercenters," which have two or more sports-related attractions, such as golf, ice rinks, bowling centers, soccer facilities and batting cages, as well as a variety of family entertainment activities. As of March 31, 2000, we owned, operated, managed or had under construction 111 golf facilities and 19 ice rink and family entertainment facilities in 23 states and three Canadian provinces.

Most of our revenue from our golf centers are derived from selling tokens and debit cards for use in automated range-ball dispensing machines, pro shop merchandise sales, charging for rounds of miniature golf, golf lessons and management fees. We also derive revenue from our golf centers from food and beverage sales, video games and batting cages. We derive revenue from our golf courses from golf club membership fees, fees from rounds of golf and golf lessons, pro shop merchandise sales and from food and beverage sales at the clubhouses. We derive revenue from our ice rinks by renting the rinks to hockey leagues and teams and figure skaters, charging admission to our skating facilities for public skating, providing lessons through USFSA-certified instructors, skate equipment rentals and pro shop merchandise sales, as well as from food and beverage sales and video games. We derive revenue from our Family Sports Supercenters from substantially the same sources as described above. As a result of their greater size and number of attractions, our Family Sports Supercenters generate significantly more revenue than individual golf centers, and generate a majority of their revenue in the first and fourth quarters of each calendar year.

RESULTS OF OPERATIONS

The following table sets forth selected operations data of the Company expressed as a percentage of total revenue (except for operating expenses which is expressed as a percentage of operating revenue and cost of merchandise sold which is expressed as a percentage of merchandise sales) for the periods indicated below:

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                     -----------------------
                                                     2000               1999
                                                     ----               ----
Operating revenues                                    86.5%               77.8%
Merchandise sales                                     13.5                22.2
Total revenue                                        100.0               100.0

Operating expenses                                   117.1                81.2
Cost of merchandise sold                              76.7                68.4
Selling, general and admin. expenses                  15.4                10.2
Loss on sale or disposal of assets                   (17.7)
(Loss) income from operations                        (44.7)               11.4
Interest expense                                      24.9                 9.0
Other income                                           .05                 1.1

(Loss) income before income taxes                    (69.2)                3.5
Income tax expense                                    (.01)                1.4
Net (loss) income                                    (70.0)                2.1

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

We acquired and disposed of golf centers, ice rinks and family entertainment centers at varying times during the year, and as a result of the change in the number of facilities open from period to period, the comparison between the 2000 and 1999 periods may not necessarily be meaningful.

Total revenue for the three months ended March 31, 2000 was $30.9 million as compared to $35.1 million for the same period in 1999, a decrease of $4.2 million (12.2%). The overall decrease in revenue was primarily attributable to credit restrictions placed on us by vendors and the liquidity constraints we faced during the three months ended March 31, 2000. Total revenue for the 90 golf centers operating for the full three months ended March 31, 2000 and 1999 decreased 22.2% to $15.4 million in the 2000 period from $19.8 million in the 1999 period. The decrease in revenues for these golf centers was primarily due to our liquidity constraints and credit restrictions placed on us by vendors during the three months ended March 31, 2000.

The liquidity crisis we encountered during the three months ended March
31, 2000 negatively impacted revenues in the period as follows: the inability to obtain current product from vendors significantly affected merchandise sales and driving range sales; lack of funds for advertising contributed to lower sales, particularly at the family entertainment centers and newly renovated golf centers; and customer concern resulting from negative publicity about our financial condition impacted reservations for parties and other functions at the family entertainment centers.

Operating revenue, consisting of all sales except merchandise sales, amounted to $26.7 million for the three months ended March 31, 2000, as compared to $27.3 million for the comparable 1999 period, a decrease of $.6 million (2.3%). The decrease in operating revenue was primarily attributable to credit restrictions placed on us by vendors and the liquidity constraints we faced resulting in lack of funds for advertising during the three months ended March 31, 2000. Total operating revenue for the 90 golf centers operating for the full three months ended March 31, 2000 and 1999 decreased 8% to $12.1 million in the 2000 period from $13.2 million in the 1999 period.

Merchandise sales, consisting of golf clubs, balls, bags, gloves, videos, apparel and related accessories, amounted to $4.2 million for the three months ended March 31, 2000 as compared to $7.8 million for the comparable 1999 period, a decrease of $3.7 million (46.8%). The decrease in merchandise sales was primarily due to our inability to obtain sufficient fresh product at our pro shops due to our liquidity problems. Total merchandise sales for the 90 golf centers operating for the full three months ended March 31, 2000 and 1999 decreased 50% to $3.3 million in the 2000 period from $6.6 million in the 1999 period.

Operating expenses, consisting of operating wages and employee costs, land rent, depreciation of golf driving range skating and family entertainment facilities and equipment, utilities and all other facility operating costs, increased to $31.2 million (117.1% of operating revenue) in the 2000 period from $22.2 million (81.2% of operating revenue) in the 1999 period, an increase of $9.0 million. The increase in operating expenses was primarily due to having additional golf and family entertainment centers in operation during the 2000 period.

The cost of merchandise sold decreased to $3.2 million (76.7% of merchandise sales) in the 2000 period from $5.3 million (68.4% of merchandise sales) in the comparable 1999 period. The overall decrease in this cost of $2.1 million (40.3%) was primarily due to the lower level of merchandise sales. The increase in cost of merchandise sold as a percentage of merchandise sales was due to our inability to purchase fresh merchandise and credit restrictions placed on us by our vendors.

Selling, general and administrative expenses for the three months ended March 31, 2000 amounted to $4.7 million (15.4% of total revenue) compared to $3.6 million (10.2% of total revenue) in the comparable 1999 period. The increase in selling, general and administrative expenses is primarily attributed to legal, consulting and other incremental fees and costs relating to our restructuring efforts.

Interest expense increased to $7.7 million for the three months ended March 31, 2000 from $3.2 in the comparable 1999 period. The increase in interest expense was due primarily to additional debt outstanding and higher interest rates imposed by financial institutions. Other income, including interest income, decreased to $.2 million in the 2000 period as compared to $.4 million in the 1999 period.

TRENDS

On May 4, 2000 (the "Petition Date"), FGC, excluding its Canadian subsidiaries, (the "Debtors") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Southern District of New York. The Debtors are presently operating their respective businesses as debtors-in-possession. A statutory Creditor's Committee has been formed in the Chapter 11 cases which are being jointly administered for procedural purposes only.

From 1994 through 1998, we rapidly expanded, growing from one golf facility in 1992 to 111 golf facilities as of March 31, 2000, most of which were acquired through acquisition. Our strategy was to quickly reach critical mass to achieve economics of scale. Although we achieved certain of such economies, our recent performance has been extremely disappointing.

In connection with the formulation of a plan of reorganization, management will be reviewing the performance of each of the Company's operations. In addition to the 34 non-core sites which are being marketed on our behalf by Keen Realty Consultants, Inc., we may close or sell additional underperforming or non-core sites to improve operational results and reduce debt.

We anticipate that we will continue to incur significant professional fees and other restructuring costs in connection with the Chapter 11 proceedings and the ongoing restructuring of our business operations throughout fiscal year 2000. We also believe that revenues will be negatively impacted by the reduced level of advertising and promotions and that merchandise sales may continue to be negatively impacted by limitations on our ability to obtain current merchandise. Our ability to attract and retain personnel may also be negatively impacted by our current financial condition.

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

INFLATION

There was no significant impact on the Company's operations as a result of inflation during the three months ended March 31, 2000.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

              On or about February 22, 2000 Jerrold Schaffer filed a class action in the United States District Court for the Eastern District of New York alleging that Family Golf and certain of our executive officers violated federal securities laws in connection with the sale of our common stock during the period July, 1998 through August, 1999.
         The complaint seeks an unspecified amount of compensatory damages, as well as attorney's fees. The allegations against us and our officers arise out of public statements during the relevant period concerning our financial health and expected future earnings. The complaint alleges that while management stated that our rapid growth through acquisitions was progressing smoothly and achieving economies of scale, in reality we were experiencing increased operating expenses and insufficient working capital. The complaint further alleges that when the true facts regarding our financial health and expected future earnings became known in August, 1999, our stock price dropped.
         Several other complaints have also been filed in the same court alleging virtually identical facts and securities law violations, at least one of which seeks punitive damages. We believe that the allegations lack merit and intend to vigorously contest such claims.

              On May 4, 2000, FGC, excluding its Canadian subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy
         Code in the United States Bankruptcy Court for the Southern District of
         New York. We are presently operating our business as debtors-in-possession.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                  NONE

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

              On May 2, 2000 we received notices of default from our lenders under our $130 million credit facility and under our Bank of America loan agreement for the company's failure to make its monthly interest payments which were due on May 1, 2000. As a result of such defaults, the lenders accelerated the Company's obligations under such loan agreements and, accordingly, all amounts outstanding were declared immediately due and payable. In addition, the lenders under the $130 million credit facility notified us that we were prohibited from making any payments to the holders of the 5 3/4% convertible subordinated notes. These defaults triggered cross-defaults under substantially all of our senior indebtedness. On May 4, 2000, we filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        NONE

ITEM 5.  OTHER INFORMATION

              On May 1, 2000 we received the resignation of Stephen F. Cooper and Philip J. Gund from the Office of the Chairman of Family Golf
         Centers, Inc. and Mr. Cooper's resignation as Chief Restructuring
         Officer. Mr. Gund, who had been our Acting Chief Financial Officer, resigned upon the appointment of John J. Caliolo as our Chief Financial
         Officer.

              Based upon our Chapter 11 filing, we were notified by NASDAQ that its staff had determined to halt trading in our securities pending the receipt and review of certain requested information. We are in the process of preparing a response to such request but can give no assurances that our securities will not ultimately be delisted.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (A)  EXHIBITS
                  --------

10.2 Amendment No. 2 and Waiver dated as of December 31, 1999 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of December 2, 1998 as amended and restated as of October 15, 1999, incorporated herein by reference to the Company's Current Report on Form 8-K, dated as of January 28, 2000 and filed on February 4, 2000.

10.3 Amendment No. 3 and Waiver dated as of March 31, 2000 to the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of December 2, 1998 as amended and restated as of October 15, 1999, incorporated herein by reference to the Company's Current Report on Form 8-K, dated as of March 31, 2000 and filed on March 31, 2000.

27       FINANCIAL DATA SCHEDULE

(B) REPORTS ON FORM 8-K
    -------------------

             Current Report on Form 8-K, dated January 28, 2000, and filed on
             February 4, 2000, reporting an Item 5 event.

             Current Report on Form 8-K, dated February 16, 2000, and filed on
             February 28, 2000, reporting an Item 5 event.

             Current Report on Form 8-K, dated March 31, 2000 and filed on the same date, reporting an Item 5 event.

             Current Report on Form 8-K, dated May 3, 2000 and filed on May 18,
             2000, reporting an Item 3 and Item 5 event.

SIGNATURE


   In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   May 22, 2000
         Melville, NY


                                           FAMILY GOLF CENTERS, INC.
                                                    (Registrant)




                                           By: /s/ KRISHNAN P. THAMPI
                                              -------------------------------
                                                    KRISHNAN P. THAMPI
                                                    President,
                                                    Chief Operating Officer,
                                                    Assistant Secretary,
                                                    and Treasurer


                                           By: /s/ JOHN CALIOLO
                                               ------------------------------
                                                    JOHN CALIOLO
                                                    Chief Financial Officer