Form 10-Q
period 2000-06-30
FAMILY GOLF CENTERS INC
filed 2000-08-18
CIK 929941

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
  X      EXCHANGE ACT OF 1934
------

For the quarterly period ended June 30, 2000

                                       OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
------

For the transition period from              to
                               ------------   --------------

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

                                 (631) 694-1666
                      -------------------------------------
                         (Registrant's telephone number)


--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if changed since last
Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes   No X
                         ---  ---
State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                          Outstanding as of August 11, 2000
--------------------------------------         ---------------------------------
Common Stock, par value $.01 per share                     26,039,272

Transitional Small Business Disclosure Format (Check one): Yes    No X.
                                                              ---   ---

ITEM 1.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              INTRODUCTORY COMMENT

         The condensed consolidated financial statements included herein have been prepared by Family Golf Centers, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management of the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the notes thereto. In the opinion of the management of the Company, the condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the results for the interim periods to which these financial statements relate. As a result of the Company's Chapter 11 case and circumstances relating to this event, including the Company's debt structure, its recurring losses, and current economic conditions, the condensed consolidated financial statements are subject to significant uncertainty.

The results of operations of the Company for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except par value)

                                                                        June 30,          December 31,
                               ASSETS                                     2000               1999
                                                                          ----               ----
                                                                       (Unaudited)
Current assets:
  Cash and cash equivalents                                             $     726          $   2,852
  Restricted cash deposits                                                    313                689
  Inventories                                                               5,918             10,755
  Prepaid expenses and other current assets                                 4,161              4,858
  Prepaid and refundable income taxes                                         332              9,780
                                                                        ---------          ---------
          Total current assets                                             11,450             28,934
Property, plant and equipment (net)                                       367,427            381,066
Assets held for sale                                                                          41,471
Loan acquisition costs (net)                                                                   7,795
Other assets                                                                5,100              5,511
Excess of cost over fair value of assets acquired (net)                    25,224             26,609
                                                                        ---------          ---------
          TOTAL                                                         $ 409,201          $ 491,386
                                                                        =========          =========

                             LIABILITIES
Liabilities not subject to compromise:
  Current liabilities
  Accounts payable, accrued expenses and other current liabilities      $   4,363          $  26,053
  Convertible subordinated notes                                                             115,000
  Current portion of long-term obligations                                                   184,832
  Borrowings under DIP facility                                             1,000
                                                                         --------          ---------
      Total current liabilities                                             5,363            325,885
Long-term obligations (less current portion)                                                   5,923
Liabilities subject to compromise                                         323,209
Deferred rent                                                                                  2,359
Other liabilities                                                                              4,614
                                                                        ---------          ---------
         Total liabilities                                                328,572            338,781
                                                                        ---------          ---------
Minority interest                                                              22                 22
                                                                        ---------          ---------
Commitments and contingencies

                        STOCKHOLDERS' EQUITY
Preferred stock - authorized 2,000,000 shares, none outstanding
Common stock - authorized 50,000,000 shares, $.01 par value;
26,039,000 and 26,039,000 shares outstanding at
  June 30, 2000 and December 31, 1999, respectively                           260                260
Additional paid-in capital                                                291,671            291,671
Retained earnings                                                        (210,917)          (138,838)
Accumulated other comprehensive income:
  Foreign currency translation adjustment                                    (247)              (251)
Unearned compensation                                                        (113)              (212)
Treasury shares                                                               (47)               (47)
                                                                        ---------          ---------

         Total stockholders' equity                                        80,607            152,583
                                                                        ---------          ---------
          TOTAL                                                         $ 409,201          $ 491,386
                                                                        =========          =========

   The accompanying notes to financial statements are an integral part hereof.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                     SIX MONTHS ENDED              THREE MONTHS ENDED
                                                                         JUNE 30,                       JUNE 30,
                                                                -------------------------      -------------------------
                                                                   2000           1999            2000           1999
                                                                ---------      ---------       ---------      ---------
Operating revenues                                              $  58,345      $  62,847       $  31,651      $  35,518
Merchandise sales                                                   9,377         19,800           5,218         11,980
                                                                ---------      ---------       ---------      ---------
     Total revenue                                                 67,722         82,647          36,869         47,498
Operating expenses                                                 63,874         55,780          32,625         33,578
Cost of merchandise sold                                            7,269         13,719           4,078          8,373
Selling, general and administrative expenses                        7,331          7,581           4,352          3,989
Loss on sales or disposal of assets                                 5,470
                                                                ---------      ---------       ---------      ---------
(Loss) income before interest expense, other income,
reorganization items, income taxes and extraordinary item         (16,222)         5,567          (4,186)         1,558

Interest expense                                                  (11,409)        (7,326)         (3,713)        (4,171)
Other income                                                          422            494             268            116
                                                                ---------      ---------       ---------      ---------
Loss before reorganization items, income taxes and
extraordinary item                                                (27,209)        (1,265)         (7,631)        (2,497)
Reorganization items:
  Professional fees and bank fees                                   5,473                          3,714
  Provision for loss on assets under contract for sale             32,772                         32,772
                                                                ---------      ---------       ---------      ---------
Loss before income taxes and extraordinary item                   (65,454)        (1,265)        (44,117)        (2,497)
Income tax expense (benefit)                                          185           (493)             41           (973)
                                                                ---------      ---------       ---------      ---------
(Loss) before extraordinary item                                  (65,639)          (772)        (44,158)        (1,524)
Extraordinary item-loss on disposition of
  Pre-Combination Facilities                                        6,439                          6,439
                                                                ---------      ---------       ---------      ---------
Net loss                                                        $ (72,078)     $    (772)      $ (50,597)     $  (1,524)
                                                                =========      =========       =========      =========

Basic and Diluted loss per share:
(Loss) before extraordinary item                                $   (2.52)     $   (0.03)      $   (1.70)     $   (0.06)
Extraordinary item                                                  (0.24)                         (0.24)
                                                                ---------      ---------       ---------      ---------
Net (loss)                                                      $   (2.76)     $   (0.03)      $   (1.94)     $   (0.06)
                                                                =========      =========       =========      =========

Weighted average shares outstanding - Basic and Diluted(000's)     26,039         26,056          26,039         26,088

   The accompanying notes to financial statements are an integral part hereof.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                   2000        1999
                                                                                 --------    --------
Cash flows from operating activities:
 Net loss                                                                        $(72,078)   $   (772)
 Adjustments to reconcile net income to net cash
 Provided by operating activities:
 Depreciation and amortization                                                     10,505       9,396
 Loss on sale of property and equipment                                            44,681
 Non-cash operating expenses                                                           98         193
 (Increase) decrease in inventories                                                 3,440      (2,181)
 (Decrease) increase in prepaid expenses and other current assets                     174      (5,809)
 (Decrease) increase in prepaid income taxes                                        9,448
 (Increase) decrease in other assets                                                 (260)      2,136
 Increase in accounts payable and accrued expenses                                  2,273       2,214
 Increase (decrease) in other liabilities                                            (877)      2,006
 (Decrease) in income taxes payable                                                            (2,236)
                                                                                 --------    --------
     Net cash (used in) provided by operating activities                           (2,596)      4,947
                                                                                 --------    --------
Cash flows from investing activities:
 Acquisitions of property and equipment                                            (5,476)    (46,365)
 Proceeds from sale and disposal of assets                                          9,381          --
 Restricted cash deposits                                                             376
 Net proceeds from sale of short-term investments                                              17,043
                                                                                 --------    --------

    Net cash provided by (used in) investing activities                             4,280     (29,322)
                                                                                 --------    --------
Cash flows from financing activities:
 (Increase) in loan acquisition costs                                                            (334)
 Borrowings under DIP Facility                                                      1,000
 Proceeds from loans, banks and others                                                         37,551
 Repayment of long term debt                                                       (4,810)    (13,130)
                                                                                 --------    --------
    Net cash (used in) provided by financing activities                            (3,810)     24,087
                                                                                 --------    --------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (2,126)       (288)
Cash and cash equivalents - beginning of period                                     2,852       3,878
                                                                                 --------    --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                        $    726    $  3,590
                                                                                 ========    ========

Supplemental and noncash disclosures:
   Acquisition of property in exchange for common stock                                      $    522
   Acquisition of property subject to loans payable                                             1,012
   Property additions accrued but not paid                                                      4,496
   Interest paid                                                                 $  6,860       4,564
   Taxes paid                                                                         337       3,048

   The accompanying notes to financial statements are an integral part hereof.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

(Note A) - PROCEEDINGS UNDER CHAPTER 11 AND BASIS OF PRESENTATION:

[1] THE COMPANY AND SUBSEQUENT EVENTS:

Family Centers, Inc. (the "Parent") and its subsidiaries (together with the Parent, "FGC" or the "Company") operates golf centers designed to provide a wide variety of practice opportunities, including facilities for driving, chipping, putting, pitching and sand play. In addition, FGC's golf centers typically offer golf lessons instructed by PGA-certified golf professionals, full-line pro shops and other amenities to encourage family participation. As of June 30, 2000, FGC owned, leased or managed 107 golf facilities comprised of 81 golf centers and 26-combination golf center and golf course facilities located in 23 states and three Canadian provinces.

In addition to its golf business, FGC operates sports and family entertainment facilities, including ice rink and family sports supercenters. As of June 30, 2000, FGC owned, leased or managed 19 ice rinks facilities and family entertainment centers.

On May 4, 2000 (the "Petition Date"), FGC, excluding its Canadian subsidiaries, (the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Chapter 11 cases are being jointly administered for procedural purposes only. The Debtors are operating their respective businesses as debtors-in-possession. On May 12, 2000, the Office of the United States Trustee for the Southern District of New York, appointed an Official Committee of Unsecured Creditors.

On August 1, 2000, the Parent and certain of its subsidiaries entered into an Agreement of Sale, as amended, (the "Agreement of Sale") to sell and assign its fee owned interests and the right to control the disposition of its leasehold interests in 35 golf properties to KLAK Golf, L.L.C. (the "Purchaser") for a purchase price of $16.15 million in cash. The Agreement of Sale is subject to, among other things, Bankruptcy Court approval and certain regulatory approvals. The closing of this transaction is scheduled to occur no later than 30 days after entry, by the Bankruptcy Court, of an order approving the transaction, provided, however, that the Purchaser has the right through October 9, 2000 to designate those leases it desires to acquire (or to cause its designee to acquire) or reject. The Purchaser is not entitled to a purchase price reduction for leases it elects not to accept. Proceeds from the sale shall be deposited into an interest-bearing escrow account for the benefit of FGC's secured creditors. There can be no assurance that the transaction contemplated by the Agreement of Sale will be consummated. Included in the loss for the period ended June 30, 2000 is a provision for loss on assets under contract for sale of the 35 properties amounting to $39.2 million $32.8 million of the loss is included in reorganization items and $6.4 million is recorded as an extraordinary item. The 35 golf properties included in the sale to KLAK Golf, L.L.C. contributed $8.5 million to total revenue and a loss of $2.4 million to the net loss for the period ended June 30, 2000.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume continuity of operations, that assets will be realized and liabilities will be discharged in the normal course of business. As a result of the Chapter 11 case and circumstances relating to this event, including the Company's debt structure, its recurring losses, and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainty. However, in connection with the Chapter 11 filing, the Company is required to report in accordance with Statement of Position 90-7 ("Financial Reporting by Entities in Reorganization Under the Bankruptcy Code") for financial statements for the period beginning May 4, 2000 and thereafter. Due to the Company's Chapter 11 filing, the value of certain of the Company's property and equipment, as well as goodwill, may be impaired, however, such impairment cannot be estimated. Additionally, the amounts reported on the consolidated condensed balance sheet could materially change as a result of a plan of reorganization, since such reported amounts do not give effect to adjustments to the carrying value of the underlying assets or amounts of liabilities that may ultimately result.

The interim financial statements, prepared in accordance with statement of position 90-7 ("Financial Reporting by Entities in Reorganization Under the Bankruptcy Code") do not reflect adjustments that would be necessary if the going concern basis was not appropriate. If the going concern basis was not appropriate for these interim consolidated financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses and the balance sheet classifications used. Additionally, the amounts reported could materially change because of a plan of reorganization, since the reported amounts in those interim consolidated financial statements do not give effect to adjustments to the carrying value of the underlying assets or amounts of liabilities that may ultimately result. The appropriateness of the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the provisions of the debtor-in-possession revolving credit agreements (the "DIP Facility") and the ability to generate sufficient cash from operations.

In the Chapter 11 cases, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization to be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The Debtors will notify all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. A bar date is the date by which claims against the Company must be filed if the claimants wish to receive any distribution in the Chapter 11 cases. A bar date has not yet been established in the Chapter 11 cases. Differences between amounts shown by the Debtors and eventual claims filed by creditors will be investigated and will be either amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and accordingly, are not presently determinable.

Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other pre-petition executory contracts, subject to Bankruptcy Court approval. Claims for damages resulting from the rejection of real estate leases and other executory contracts will be subject to separate bar dates.

The amount of liabilities reported on the condensed consolidated balance sheet may vary significantly from the stated amount of proofs of claim that will be filed with the Bankruptcy Court and may be subject to future adjustment depending on Bankruptcy Court action, developments with respect to potential disputed claims, determination as to the value of any collateral securing claims, or other events.

Reorganization items include professional fees, including accounting, legal and consulting services provided to the Debtors, certain creditors and the Official Committee of Unsecured Creditors in connection with the Chapter 11 filing. Reorganization items also includes a provision for loss on assets under contract for sale of 35 golf properties in connection with the pending sale to KLAK Golf, L.L.C. The Company recorded a loss of $39.2 million in connection with the pending sale, $32.8 million is included in reorganization items and $6.4 million is recorded as an extraordinary item.

In the opinion of FGC's Management, the accompanying unaudited consolidated condensed financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position as of June 30, 2000 and the results of operations and cash flows for the periods then ended. The results of operations and cash flows for the six-month periods ended June 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications to the prior periods' financial statements have been made to conform with classifications used in the current periods. For purposes of presentation, property, plant and equipment, including assets held for sale of $41,471 at December 31, 1999 have been combined at June 30, 2000, and expenses incurred through March 31, 2000 amounting to $1.8 million, in connection with the reorganization have been included with reorganization items through June 30, 2000.

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the balance sheet date and revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in FGC's audited financial statements for the year ended December 31, 1999, which is included in its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed in April 2000.

[2] PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of Family Golf Centers, Inc. and its wholly owned and majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. Minority interests in the FGC's operations were insignificant.

(NOTE B) DEBTOR-IN POSSESSION FACILITY:

In connection with the Company's Chapter 11 filing, the Debtors entered into a debtor-in-possession ("DIP") credit facility, dated June 2, 2000 (the "DIP Facility"), with The Chase Manhattan Bank acting for itself and as agent for a syndicate of banks. The DIP Facility, which has been approved by the Bankruptcy Court, provides for revolving credit loans up to a maximum of $15 million outstanding. The DIP Facility is available to the Debtors for working capital and to pay post-petition operating expenses. As of June 30, 2000, the Debtors borrowed $1.0 million under the DIP Facility.

Amounts outstanding under the DIP Facility bear interest at a rate of approximately prime plus 1 1/2% per annum. The terms of the DIP Facility contain certain restrictive covenants including: limitations on the incurrence of additional guarantees, liens and indebtedness, and limitations on the sale of assets and the making of capital expenditures. The DIP Facility also requires that the Company meet certain minimum earnings before taxes and other expenses as defined, such minimum earnings requirement is calculated on each of September 30, 2000, December 31, 2000 and March 31, 2001.

The DIP Facility matures on May 5, 2001, or earlier upon the occurrence of certain events, including confirmation of a Chapter 11 plan of reorganization by the Bankruptcy Court. The DIP Facility provides for an automatic extension of the maturity date to November 7, 2001 in the event the Company receives, on or prior to May 5, 2001, in excess of $50.0 million in net cash proceeds from the sale of assets.

(NOTE C) INVENTORIES:

Inventories consist of merchandise for sale in the pro shop at each facility and is valued at the lower of cost on a first-in, first-out (FIFO) basis or market.

(NOTE D) ASSET DISPOSITIONS:

In the first quarter of 2000, the Company sold the assets of three golf facilities in Tucson, Arizona, Mesa, Arizona and Olympia, Washington as well as one ice rink facility in Simsbury, Connecticut. The Company also sold a golf school located in Hilton Head, South Carolina. The aggregate proceeds for these transactions were $9.5 million. Also, the Company also terminated its lease agreement at Colorado Springs, Colorado. As of December 31, 1999 these assets were classified as held for sale and the losses incurred in conjunction with their disposition were recorded in the year ended December 31, 1999.

In March 2000, the Company wrote off $5.4 million in connection with the Woodbridge, New Jersey construction project, which is included in the loss on sale or disposal of assets. In April 1998, the Company entered into agreements with the Township of Woodbridge ("Township") to lease, construct and operate an ice rink facility with two sheets of ice and a family entertainment center. In February 2000, the Township served the Company with a Notice to Quit Termination of Tenancy and Demand for Possession based upon the Company's alleged breach of these agreements. The Company entered into a settlement agreement with the Township on April 21, 2000 whereby the 1998 agreements were terminated, the Company surrendered possession of the site to the Township, the Township released the Company from certain performance bonds and reimbursed the Company for certain costs in connection with the settlement.

(NOTE E) BUSINESS SEGMENT INFORMATION:

Information concerning operations by industry segment is as follows (dollars in thousands):

                                                          Golf        Non-Golf
                                                       Operations    Operations   Consolidated
SIX MONTHS ENDED JUNE 30, 2000
Total revenue                                           $  48,996     $  18,726    $  67,722
(Loss) income before interest expense,
reorganization items, income taxes and
  extraordinary item                                      (18,023)        1,801      (16,222)
Depreciation and amortization                               7,844         2,661       10,505
Identifiable assets                                       291,031       118,170      409,201
Capital expenditures                                        4,108         1,368        5,476

SIX MONTHS ENDED JUNE 30, 1999
Total revenue                                           $  64,700     $  17,947    $  82,647
Income before interest expense and income taxes             4,000         1,567        5,567
Depreciation and amortization                               7,227         2,169        9,396
Identifiable assets                                       476,459       125,532      601,991
Capital expenditures                                       43,729         8,785       52,514

THREE MONTHS ENDED JUNE 30, 2000
Total revenue                                           $  29,666     $   7,203    $  36,869
(Loss) Income before interest expense,
reorganization items, income taxes and
  extraordinary item                                       (3,938)         (248)      (4,186)
Depreciation and amortization                               3,827         1,299        5,126

THREE MONTHS ENDED JUNE 30, 1999                        $  40,239     $   7,259    $  47,498
Total revenue                                               2,096          (538)       1,558
Income before interest expense and income taxes             4,552         1,092        5,644
Depreciation and amortization

Non-golf operations relate to complementary sports and family entertainment facilities which include ice rink facilities, soccer fields and other indoor family sports and amusements.

NOTE F - LIABILITIES SUBJECT TO COMPROMISE

The principal categories of obligations classified as liabilities subject to compromise under the reorganization proceeding are identified below. The amounts in total may vary significantly from the stated amounts of proofs of claims that ultimately will be filed with the Bankruptcy Court, and may be subject to future adjustments depending on Bankruptcy Court action, further developments with respect to potential disputed claims, and determination as to the value of any collateral securing claims or other events. Additional claims may arise from the rejection of executory contracts by the Debtors.

The Debtors have not yet filed Schedules of Assets and Liabilities and Statements of Affairs with the Bankruptcy Court. Therefore, liabilities subject to compromise do not include rejection damages and other potential claims.
At June 30, 2000, liabilities subject to compromise were comprised of the following:

                                                          (dollars in thousands)

Borrowings under revolving credit facilities                   $  127,153
5 3/4 Convertible Subordinated Notes                              115,000
Mortgage and other notes                                           61,930
Accrued interest                                                    5,469
Accounts payable, accrued interest and
  expenses and other liabilities                                   23,146
Less: Debt discount and debt acquisition cost                      (9,489)
                                                               ----------
                                                               $  323,209
                                                               ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto appearing elsewhere in this Report. This Report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of the Company with respect to (i) the Company's disposition and financing plans, (ii) trends affecting the Company's financial condition or results of operations, (iii) the impact of competition and (iv) the integration of certain operations. The Company cautions that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Report, including, without limitation, the information under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the information contained in the Company's Annual Report on Form 10-K for the year ended 1999 under "Risk Factors" and "Business" identifies important factors that could cause or contribute to such differences.

CHAPTER 11 FILING, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, we had cash, cash equivalents and short-term investments of $1.0 million inclusive of restricted cash deposits compared to $3.5 million at December 31, 1999. The decrease of $2.5 million was due principally to operating losses incurred in the six months ended June 30, 2000.

Our outstanding indebtedness as of June 30, 2000, including the 5 3/4% Convertible Subordinated Notes and other indebtedness of $304.1 million, bears interest at fixed and variable rates ranging from 5 3/4% to 11.5% per annum. However, as a result of the Chapter 11 filing, no principal or interest payments are being made on unsecured pre-petition debt. Interest payments are being made on secured pre-petition debt. Interest on pre-petition unsecured obligations is not being accrued after the Petition Date. Such unaccrued interest amounts to $2.4 million through June 30, 2000. The Bankruptcy Court has authorized, and the Company has made, interest payments on certain secured debt from the Petition Date.

On May 2, 2000 we received notices of default from our lenders under our $130 million credit facility and under our Bank of America loan agreement for our failure to make our monthly interest payments which were due on May 1, 2000. As a result of such defaults, the lenders declared all amounts under such loan facilities to be immediately due and payable. The lenders under our $130 million credit facility notified us that we were prohibited from making any payment to the holders of our 5 3/4% Convertible Subordinated Notes. Such defaults triggered cross-defaults under substantially all of the Company's senior indebtedness.

On May 4, 2000, the Company, excluding its Canadian subsidiaries, filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The Company will continue to conduct business in the ordinary course as debtors-in-possession under the protection of the Bankruptcy Court while a plan of reorganization is developed.

Requirements for the payment of debt, accounts payable and other liabilities that arose prior to the Chapter 11 filings are in most cases stayed while we are under the protection of the Bankruptcy Code. The Bankruptcy Court has issued orders authorizing the payment of certain pre-petition wages, employee benefits and other payments that are essential to our daily operations.

On June 2, 2000 the Bankruptcy Court approved a debtor-in-possession credit facility (the "DIP Facility") of $15 million from The Chase Manhattan Bank ("Chase") acting for itself and as agent for a syndicate of banks. Borrowings under the DIP Facility bear interest at a rate of approximately the prime rate plus 1 1/2% per annum. Borrowings under the DIP Facility are secured by a first perfected lien on all of our unencumbered assets, a senior priming lien on all of our assets which were subject to existing liens under our $130 million credit pre-petition facility with The Chase and a junior lien on all of our assets which were subject to other existing perfected liens.

The terms of the DIP Facility contain certain restrictive covenants including: limitations on the incurrence of additional guarantees, liens and indebtedness, and limitations on the sale of assets and the making of capital expenditures. The DIP Facility also requires that we meet certain minimum earnings before taxes and other expenses as defined, such minimum earnings requirement is calculated on each of September 30, 2000, December 31, 2000 and March 31, 2001.

The DIP Facility matures on May 5, 2001, or earlier upon the occurrence of certain events, including confirmation of a Chapter 11 plan of reorganization by the Bankruptcy Court. The DIP Facility provides for an automatic extension of the maturity date to November 7, 2001 in the event we receive, on or prior to May 5, 2001, in excess of $50.0 million in net cash proceeds from the sale of assets.

The DIP Facility is intended to provide us with cash and liquidity to ensure that we can conduct our operations and pay for goods and services in the normal course during the Chapter 11 proceedings.

Our primary sources of liquidity are cash flow from operations, asset sales and the DIP Facility. To this end, the Bankruptcy Court has authorized our use of cash collateral and thereby enables us to use such cash flows.

The Company's net cash used in operations during the six months ended June 30, 2000 increased by $13.0 million over the same period of the prior year due to the increase in losses in the period.

Inventory decreased by $3.4 million due to a shortage of cash to purchase merchandise and the slow-down in shipments by merchandise vendors prior to the Petition Date.

Capital expenditures for the six months ended June 30, 2000 were principally for the ongoing construction of our Fremont, California and San Bruno, California sites and the improvement of existing facilities.

Net cash used in financing activities of $3.8 million included net borrowings under the DIP facilities of $1.0 million and $4.8 million of principal payments on mortgages and notes payable.

GENERAL

We operate golf centers in North America. Our golf centers provide a wide variety of practice and play opportunities including facilities for driving, chipping, putting, pitching and sand play. Our golf centers typically offer full-line pro shops, golf lessons instructed by PGA-certified golf professionals and other amenities such as miniature golf and snack bars to encourage family participation. We have grown from one golf facility in 1992 to 107 as of June 30, 2000. In addition, in order to generate additional sources of revenue, attract a more diverse customer base and offset the seasonality of our core golf business, we also operate sports and family entertainment facilities, including ice rinks and "Family Sports Supercenters," which have two or more sports-related attractions, such as golf, ice rinks, bowling centers, soccer facilities and batting cages, as well as a variety of family entertainment activities. As of June 30, 2000, we owned, operated, managed or had under construction 107 golf facilities and 19 ice rink and family entertainment facilities in 23 states and three Canadian provinces.

Most of the revenue from our golf centers is derived from selling tokens and debit cards for use in automated range-ball dispensing machines, pro shop merchandise sales, charging for rounds of miniature golf, golf lessons and management fees. We also derive revenue at our golf centers from food and beverage sales, video games and batting cages. We derive revenue from our golf courses from golf club membership fees, fees from rounds of golf and golf lessons, pro shop merchandise sales and from food and beverage sales at the clubhouses. We derive revenue from our ice rinks by renting the rinks to hockey leagues and teams and figure skaters, charging admission to our skating facilities for public skating, providing lessons through USFSA-certified instructors, skate equipment rentals and pro shop merchandise sales, as well as from food and beverage sales and video games. We derive revenue from our Family Sports Supercenters from substantially the same sources as described above. As a result of their greater size and number of attractions, our Family Sports Supercenters generate significantly more revenue than individual golf centers, and generate a majority of their revenue in the first and fourth quarters of each calendar year.

RESULTS OF OPERATIONS

The following table sets forth selected operations data of the Company expressed as a percentage of total revenue (except for operating expenses which is expressed as a percentage of operating revenue and cost of merchandise sold which is expressed as a percentage of merchandise sales) for the periods indicated below:

                                               SIX MONTHS ENDED      THREE MONTHS ENDED
                                                   JUNE 30,               JUNE 30,
                                               ----------------------------------------
                                               2000        1999      2000          1999
                                               ----        ----      ----          ----
Operating revenues                             86.2%       76.0%     85.8%         74.8%
Merchandise sales                              13.8        24.0      14.2          25.2
                                               ----        ----      ----          ----
Total revenue                                 100.0       100.0     100.0         100.0

Operating expenses                            109.5        88.8     103.1          94.5
Cost of merchandise sold                       77.5        69.3      78.2          69.9
Selling, general and admin. Expenses           11.0         9.2       7.3           8.4
Gain/loss on sales or disposal of assets        8.4                  (0.3)          3.3
Loss (Income) before interest expense,
reorganization items, income taxes and
    extraordinary item                        (24.0)        6.7      (6.6)          8.8
Interest expense                               16.8         8.9      10.1           0.2
Other income                                    0.6         0.6       0.7          (5.0)

Loss before reorganization charges,
    income taxes and extraordinary item       (48.0)       (1.5)    (31.0)         (5.0)
Income tax expense                             (0.6)       (0.6)     (0.4)         (2.1)
Net loss                                      (48.5)       (1.0)    (30.9)         (3.2)

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

We acquired and disposed of golf centers, ice rinks and family entertainment centers at varying times during each year, and as a result of the change in the number of facilities open from period to period, the comparison between 2000 and 1999 periods may not necessarily be meaningful.

Total revenue for the six months ended June 30, 2000 was $67.7 million as compared to $82.6 million for the same period in 1999, a decrease of $14.9 million (18.0%). The overall decrease in revenue was attributable to credit restrictions placed on us by vendors and the liquidity constraints we faced during the six months ended June 30, 2000. For the 95 golf centers operating for the full six months ended June 30, 2000 and 1999 total revenue decreased 22% to $43.2 million in the 2000 period from $55.2 million in the 1999 period. Operating revenues decreased by 8% to $35.1 million and merchandise sales decreased by 53% to $8.1 million.

The liquidity constraints we encountered during the six months ended June 30, 2000 negatively impacted revenues in the period as follows: the inability to obtain current product from vendors significantly affected merchandise sales and driving range sales; lack of funds for advertising contributed to lower sales, particularly at the Family Entertainment Centers and newly renovated golf centers; and customer concern resulting from negative publicity about our financial condition impacted reservations for parties and other functions at our Family Sports Supercenters.

Operating revenue, consisting of all sales except merchandise sales, amounted to $58.3 million for the six months ended June 30, 2000, as compared to $62.8 million for the comparable 1999 period, a decrease of $4.5 million (7.2%).

Merchandise sales, consisting of golf clubs, balls, bags, gloves, videos, apparel and related accessories, amounted to $9.4 million for the six months ended June 30, 2000 as compared to $19.8 million for the comparable 1999 period, a decrease of $10.4 million (52.5%). The decrease in merchandise sales was primarily due to the lower level of merchandise available for sale.

Operating expenses, consisting of operating wages and employee costs, land rent, depreciation of golf driving range facilities and equipment, utilities and facility operating costs, increased to $63.9 million (109% of operating revenue) in the 2000 period from $55.8 million (89% of operating revenue) in the 1999 period, an increase of $8.1 million (14.5%). The increase in operating expenses was primarily due to having additional golf and family entertainment centers in operation during the six month period ended June 30, 2000.

The cost of merchandise sold decreased to $7.3 million (77%) of merchandise sales) in the 2000 period from $13.7 million (69% of merchandise sales) in the comparable 1999 period. The overall decrease in the cost of merchandise sold of $6.4 million (46.7%) was primarily due to the lower level of merchandise sales. The increase in cost of merchandise sold as a percentage of merchandise sales was due to our inability to purchase fresh merchandise and credit restrictions placed on us by vendors.

Selling, general and administrative expenses for the six months ended June 30, 2000 amounted to $7.3 million (11% of total revenue) compared to $7.6 million (9% of total revenue) in the comparable 1999 period, a decrease of $300,000 (3.9%). The decrease in selling, general and administrative expenses is primarily attributable to less liquidity available for advertising and promotion during the six months ended June 30, 2000.

Interest expenses increased to $11.4 million for the six months ended June 30, 2000 from $7.3 in the comparable 1999 period. Other income, including interest income, decreased to $422,000 in the 2000 period from $494,000 in the 1999 period a decrease of $72,000.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

We acquired and disposed of golf centers, ice rinks and family entertainment centers at varying times during the period, and as a result of the change in the number of facilities open from period to period, the comparison between the 2000 and 1999 periods may not necessarily be meaningful.

Total revenue for the three months ended June 30, 2000 was $36.9 million as compared to $47.5 million for the same period in 1999, a decrease of $10.6 million (22.3%). The overall decrease in revenue was primarily attributable to credit restrictions placed on us by vendors and the liquidity constraints we faced during the three months ended June 30, 2000. Total revenue for the 99 golf centers operating for the full three months ended June 30, 2000 and 1999 decreased 22% to $27.4 million in the 2000 period from $35.1 million in the 1999 period. The decrease in revenues for these golf centers was primarily due to our liquidity constraints and credit restrictions placed on us by vendors during the three months ended June 30, 2000.

The liquidity constraints we encountered during the three months ended June 30, 2000 negatively impacted revenues in the period as follows: the inability to obtain current product from vendors significantly affected merchandise sales and driving range sales; lack of funds for advertising contributed to lower sales, particularly at the Family Entertainment Centers and newly renovated golf centers; and customer concern resulting from negative publicity about our financial condition impacted reservations for parties and other functions at the Family Sports Supercenters.

Operating revenue, consisting of all sales except merchandise sales, amounted to $31.7 million for the three months ended June 30, 2000, as compared to $35.5 million for the comparable 1999 period, a decrease of $3.8 million (12.4%). The decrease in operating revenue was primarily attributable to credit restrictions placed by vendors and liquidity constraints faced by us during the three months ended June 30, 2000. Total operating revenue for the 99 golf centers operating for the full three months ended June 30, 2000 and 1999 decreased 8% to $22.6 million in the 2000 period from $24.4 million in the 1999 period.

Merchandise sales, consisting of golf clubs, balls, bags, gloves, videos, apparel and related accessories, amounted to $5.2 million for the three months ended June 30, 2000 as compared to $12.0 million for the comparable 1999 period, a decrease of $6.8 million. The decrease in merchandise sales was primarily due to our inability to obtain sufficient fresh product at our pro shops due to our liquidity problems. Total merchandise sales for the 99 golf centers operating for the full three months ended June 30, 2000 and 1999 decreased 53% to $4.7 million in the 2000 period from $10.7 million in the 1999 period.

Operating expenses, consisting of operating wages and employee costs, land rent, depreciation of golf driving range skating and family entertainment facilities and equipment, utilities and all other facility operating costs, decreased to $32.6 million (103% of operating revenue) in the 2000 period from $33.6 million (95% of operating revenue) in the 1999 period, a decrease of $1.0 million primarily due to lower depreciation expense resulting from the write down of assets to the fair value in the third and fourth quarter of 1999. In addition, certain operating expenses decreased due to the closing and disposing of golf facilities during the current period.

The cost of merchandise sold decreased to $4.1 million (78.0%) of merchandise sales) in the 2000 period from $8.4 million (70.0% of merchandise sales) in the comparable 1999 period. The overall decrease in this cost of merchandise was $4.3 million (51% of merchandise sales) and was primarily due to the lower level of merchandise sales. The increase in cost of merchandise sold as a percentage of merchandise sales was due to our inability to purchase fresh merchandise and credit restrictions placed on us by our vendors.

Selling, general and administrative expenses for the three months ended June 30, 2000 amounted to $4.4 million (12.1% of total revenue) compared to $4.0 million (8.0% of total revenue) in the comparable 1999 period. The increase in selling, general and administrative expenses is primarily attributed to having additional golf and Family Sports Supercenters in operation during the three months ended June 30, 2000.

Interest expense decreased to $3.7 million for the three months ended June 30, 2000 from $4.2 million in the comparable 1999 period. The decrease in interest expense was due primarily to non-accrual of interest relating to the pre-petition unsecured obligations. Other income, including interest income, decreased to $268,000 in the 2000 period as compared to $116,000 million in the 1999 period.

TRENDS

On May 4, 2000, the Company, excluding the Canadian subsidiaries (the "Debtors"), filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. These cases are jointly administered for procedural purposes only. The Debtors are presently operating their respective businesses as debtors-in-possession. On May 12, 2000, the Office of the United States Trustee for the Southern District of New York appointed an Official Committee of Unsecured Creditors.

In connection with the formulation of a plan of reorganization, management will be reviewing the performance of each of the Company's operations. In addition to the 35 non-core sites, which are under contract to be sold, we may close or sell additional under-performing or non-core sites to improve operational results and reduce debt.

We anticipate that we will continue to incur significant professional fees and other restructuring costs in connection with the Chapter 11 proceeding and the ongoing restructuring of our business operations throughout fiscal year 2000. We also believe that revenues will be negatively impacted by the reduced level of advertising and promotions and that merchandise sales may continue to be negatively impacted by our inability to obtain current merchandise. Our ability to attract and retain personnel may also be negatively impacted by our current financial condition.

SEASONALITY

Historically, the second and third quarters have accounted for a greater portion of the Company's revenues than have the first and fourth quarters of the year. This is primarily due to an outdoor playing season limited by inclement weather. Although most of the Company's facilities are designed to be all-weather, portions of the facilities, such as driving ranges, miniature golf courses that are outdoors, tend to be vulnerable to weather conditions. Also, golfers are less inclined to practice when weather conditions limit their ability to play golf on outdoor courses. The Company has acquired golf centers in various locations (Arizona, California, Florida, Georgia, North Carolina, South Carolina, Texas and Virginia) where inclement weather may not limit the outdoor season as much as weather limits the outdoor playing season at the Company's golf facilities in Northern states. In addition, the ice rink facilities and the Family Sports Supercenters are expected to generate a greater portion of their revenues in the first and fourth quarters of the years and accordingly, may partially offset such seasonality. The timing of facility acquisitions and dispositions may cause the Company's results of operations to vary significantly from quarter to quarter. Accordingly, period-to-period comparisons are not necessarily meaningful and should not be relied on as indicative of future results.

INFLATION

There was no significant impact on the Company's operations as a result of inflation during the six months ended June 30, 2000.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported, during the first quarter of this year, several class action lawsuits were filed against the Company and certain of its executive officers alleging that federal securities laws were violated in connection with the sale of our common stock during July, 1998. On or about July 18, 2000, these class action lawsuits were consolidated into one and a consolidated amended class action complaint was filed in the United States District Court for the Eastern District of New York. The Company was not named as a defendant in the amended complaint because of its filing for protection under Chapter 11 of the Bankruptcy Code.

On May 4, 2000, FGC excluding its Canadian subsidiaries, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. We are presently operating our business as debtors-in-possession.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                NONE

ITEM 3. DEFAULT UPON SENIOR SECURITIES

On May 2, 2000 we received notices of default from our lenders under our $130 million credit facility and under our Bank of America loan agreement for the Company's failure to make its monthly interest payments which were due on May 1, 2000. As a result of such defaults, the lenders accelerated the Company's obligations under such loan agreements and, accordingly, all amounts outstanding were declared immediately due any payable. In addition, the lenders under the $130 million credit facility notified us that we were prohibited from making any payments to the holders of the 5 3/4% convertible subordinated notes. These defaults also triggered cross-defaults under substantially all of our senior indebtedness. On May 4, 2000, the Company, excluding its Canadian subsidiaries, filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court in the Southern District of New York. The filings were consolidated for joint administration.

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

The Company received notice from the Nasdaq Listing Qualifications Staff that is had determined that, given the Company's Chapter 11 filing, the continued listing of the Company's securities on The Nasdaq Stock Market was no longer warranted and, accordingly, the Company's securities were de-listed on June 1, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

10.4 Agreement of Sale between the parties listed on Exhibit E thereto which are debtors and debtors-in-possession, (the "Sellers") and KLAK Golf, L.L.C.

10.5 First Amendment to Agreement of Sale, dated as of August 14, 2000, between the Sellers and KLAK Golf, L.L.C.

27 FINANCIAL DATA SCHEDULE

(B) REPORTS ON FORM 8-K

         Current Report on Form 8-K, dated June 1, 2000 and filed on June 7, 2000, reporting an Item 5 event.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:             , 2000
      ------------
      Melville, NY


                                           FAMILY GOLF CENTERS, INC.
                                                (Registrant)




                                           By:
                                              ----------------------------
                                                 KRISHNAN P. THAMPI
                                                 President,
                                                 Chief Operating Officer,
                                                 Assistant Secretary,
                                                 and Treasurer


                                           By:
                                              ----------------------------
                                                 JOHN CALIOLO
                                                 Chief Financial Officer