Form 10-Q
period 2000-09-20
FAMILY GOLF CENTERS INC
filed 2000-11-21
CIK 929941

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
  X      EXCHANGE ACT OF 1934
------

For the quarterly period ended September 30, 2000

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
Yes  X     No
    ---       ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                Class                      Outstanding as of  November 13, 2000
--------------------------------------     ------------------------------------
Common Stock, par value $.01 per share                  26,039,272

Transitional Small Business Disclosure Format (Check one):  Yes          No  X
                                                                ------      ---

ITEM 1.


                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              INTRODUCTORY COMMENT

         The condensed consolidated financial statements included herein have been prepared by Family Golf Centers, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management of the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the notes thereto. In the opinion of the management of the Company, the condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to fairly present the results for the interim periods to which these financial statements relate.

The results of operations of the Company for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)

                                                                         SEPTEMBER 30,         DECEMBER 31,
                               ASSETS                                         2000                 1999
                                                                         -------------         ------------
                                                                          (UNAUDITED)
Current assets:
  Cash and cash equivalents                                               $    1,016            $    2,852
  Restricted cash deposits                                                       309                   689
  Inventories                                                                  3,750                10,755
  Prepaid expenses and other current assets                                    5,132                 4,858
  Prepaid and refundable income taxes                                            131                 9,780
                                                                          ----------            ----------
          Total current assets                                                10,338                28,934
Property, plant and equipment, net                                           346,114               381,066
Assets held for sale                                                                                41,471
Loan acquisition costs, net                                                                          7,795
Other assets                                                                   4,866                 5,511
Excess of cost over fair value of assets acquired                             20,933                26,609
                                                                          ----------            ----------
          TOTAL                                                           $  382,251            $  491,386
                                                                          ==========            ==========


                             LIABILITIES
Current liabilities:
  Accounts payable, accrued expenses and other current liabilities        $    8,214            $   26,053
  Convertible subordinated notes                                                                   115,000
  Current portion of long-term obligations                                                         184,832
  Borrowings under DIP facility                                                3,500
                                                                          ----------            ----------
          Total current liabilities                                           11,714               325,885
Long-term obligations (less current portion)                                                         5,923
Liabilities Subject to Compromise                                            322,229
Deferred rent                                                                                        2,359
Other liabilities                                                                                    4,614
                                                                          ----------            ----------
         Total liabilities                                                   333,943               338,781
                                                                          ----------            ----------

Minority interest                                                                 22                    22
                                                                          ----------            ----------

Commitments and contingencies

                        STOCKHOLDERS' EQUITY
Preferred stock - authorized 2,000,000 shares, none outstanding
Common stock - authorized 50,000,000 shares, $.01 par value;
26,039,272 and 26,039,000 shares issued and outstanding at
September 30, 2000 and December 31, 1999, respectively                           260                   260
Additional paid-in capital                                                   291,671               291,671
Deficit                                                                     (243,287)             (138,838)
Accumulated other comprehensive income:
   Foreign currency translation adjustment                                      (247)                 (251)
Unearned compensation                                                            (64)                 (212)
Treasury shares                                                                  (47)                  (47)
                                                                          ----------            ----------
         Total stockholders' equity                                           48,286               152,583
                                                                          ----------            ----------

          TOTAL                                                           $  382,251            $  491,386
                                                                          ==========            ==========


   The accompanying notes to financial statements are an integral part hereof.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except par value)
                                   (Unaudited)


                                                                    NINE MONTHS ENDED               THREE MONTHS ENDED
                                                                      SEPTEMBER  30,                  SEPTEMBER 30,
                                                                --------------------------       -------------------------
                                                                  2000              1999           2000             1999
                                                                --------          --------       --------         --------
Operating revenues                                             $  89,546          $ 96,892       $ 31,201         $ 34,045
Merchandise sales                                                 14,207            29,902          4,830           10,102
                                                               ---------          --------       --------         --------
     Total revenue                                               103,753           126,794         36,031           44,147
Operating expenses                                                98,041            96,790         34,167           41,010
Cost of merchandise sold                                          10,938            29,320          3,669           15,601
Selling, general and
 Administrative expenses                                          11,065            11,638          3,734            4,057
Loss on sales or disposal of assets                               29,298            58,059         23,828           58,059
                                                               ---------          --------       --------         --------

Loss before, interest expense, other income, reorganization
items, income taxes and extraordinary item                       (45,589)          (69,013)       (29,367)         (74,580)
Interest expense                                                 (12,939)          (13,924)        (1,530)          (6,598)
Other income                                                         491               664             69              170
                                                               ---------          --------       --------         --------
Loss before reorganization items, income taxes and
extraordinary item                                               (58,037)          (82,273)       (30,828)         (81,008)
Reorganization items:
  Professional and bank fees                                       6,662                            1,189
  Provision for loss on assets under contract for sale            32,772
                                                               ---------          --------       --------         --------
Loss before income taxes and extraordinary item                  (97,471)          (82,273)       (32,017)         (81,008)
                                                               ---------          --------       --------         --------
Income tax expense (benefit)                                         539           (17,969)           354          (17,476)
                                                               ---------          --------       --------         --------
Loss before extraordinary item                                 $ (98,010)         $(64,304)      $(32,371)        $(63,532)
Extraordinary item - loss on disposition of
  Pre-Combination Facilities                                       6,439
                                                               ---------          --------       --------         --------
Net Loss                                                       $(104,449)         $(64,304)      $(32,371)        $(63,532)
                                                               =========          ========       ========         ========
Basic and diluted loss per share:
Loss before extraordiary item                                   $  (3.77)         $  (2.46)      $  (1.24)        $  (2.44)
Extraordinary item                                                  (.24)
                                                                --------          --------       --------         --------
Net loss                                                        $  (4.01)         $  (2.46)      $  (1.24)        $  (2.44)
                                                                ========          ========       ========         ========
Weighted average shares outstanding - Basic and Diluted
(in thousands)                                                    26,039            26,064         26,039           26,038
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

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                    -----------------------------
                                                                                       2000                1999
                                                                                    ---------            --------
  Cash flows from operating activities:
   Net loss                                                                         $(104,449)           ($64,304)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
   Depreciation and amortization                                                       15,357              15,743
   Non-cash asset impairment and disposition of assets                                 68,509              57,059
   Non-cash operating asset write down                                                                      3,915
   Inventory valuation write-down                                                                           3,485
   Issuance of stock for compensation                                                     148                 144
   Deferred tax benefit                                                                                    (3,217)
   Decrease in inventories                                                              5,389               5,737
   (Increase) in prepaid expenses and other current assets                               (853)             (3,594)
   Decrease (increase) in prepaid income taxes                                          9,649             (10,737)
   (Increase) decrease in other assets                                                   (101)              2,344
   Increase in accounts payable and accrued expenses                                    6,725               4,947
   Increase in other liabilities                                                                            2,118
   (Decrease) in income taxes payable                                                                      (2,590)
    Increase in deferred rent                                                                                 456
                                                                                    ---------            --------
       Net cash provided by operating activities                                          374              11,506
                                                                                    ---------            --------
  Cash flows from investing activities:
  Proceeds from assets sales                                                           10,003
  Acquisitions of property and equipment                                               (8,829)            (64,907)
  Acquisitions of goodwill                                                                                 (2,331)
  Restricted cash deposits                                                                380                 (17)
  Net proceeds from sale of short-term investments                                                         17,374
  Foreign currency translation adjustment                                                   4
                                                                                    ---------            --------
      Net cash provided by (used in) investing activities                               1,558             (49,881)
                                                                                    ---------            --------
  Cash flows from financing activities:
      (Increase) in loan acquisition costs                                             (2,185)               (493)
      Proceeds from loans, banks and others                                             9,969              54,551
      Repayment of bank loans                                                         (11,552)            (14,276)
                                                                                    ---------            --------
     Net cash provided by (used in) financing activities                               (3,768)             39,782
                                                                                    ---------            --------
  NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (1,836)              1,407
  Cash and cash equivalents - beginning of period                                       2,852               3,878
                                                                                    ---------            --------
  CASH AND CASH EQUIVALENTS - END OF PERIOD                                         $   1,016            $  5,285
                                                                                    =========            ========

  Supplemental and noncash disclosures:
     Acquisition of property in exchange for common stock                                                $    522
     Acquisition of goodwill in exchange for mortgages, notes, and common stock                             1,012
     Property additions accrued but not paid                                                                  821
     Interest paid                                                                  $   8,409               8,733
     Taxes paid                                                                           424                 383


   The accompanying notes to financial statements are an integral part hereof.

                   FAMILY GOLF CENTERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

         (NOTE A) -  PROCEEDINGS UNDER CHAPTER 11 AND BASIS OF PRESENTATION:

         [1] THE COMPANY AND SUBSEQUENT EVENTS
         Family Golf Centers, Inc. (the "Parent") and its wholly owned subsidiaries (together with the Parent, "FGC" or the "Company") operates golf centers designed to provide a wide variety of practice opportunities, including facilities for driving, chipping, putting, pitching and sand play. In addition, FGC's golf centers typically offer golf lessons instructed by PGA-certified golf professionals, pro shops and other amenities to encourage family participation. As of September 30, 2000, FGC owned, leased or managed 103 golf facilities comprised of 79 golf centers and 24 combination golf center and golf course facilities located in 23 states and three Canadian provinces.

         In addition to its golf business, FGC operates sports and family entertainment facilities, including ice rinks and family sports supercenters. As of September 30, 2000, FGC owned, leased or managed 16 ice rink facilities and family entertainment centers.

         On May 4, 2000 (the "Petition Date"), FGC, excluding its Canadian subsidiaries, (the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Courts for the Southern District of New York (the "Bankruptcy Court"). The Chapter 11 cases are being jointly administered for procedural purposes only. The Debtors are operating their respective businesses as debtors-in-possession. On May 12, 2000, the office of the United States Trustee for the Southern District of New York, appointed an Official Committee of Unsecured Creditors.

         On August 1, 2000, the parent and certain of its subsidiaries entered into an Agreement of Sale, as amended, (the "Agreement of Sale") to sell and assign its fee owned interests and the right to control the disposition of its leasehold interests in 35 golf properties to KLAK Golf, L.L.C. (the "Purchaser") for a purchase price of $16.2 million in cash. The Agreement of Sale was approved by the Bankruptcy Court at a hearing on August 14, 2000. The closing of this transaction occurred on October 5, 2000, despite the filing by ChinaTrust Bank (USA) of a notice of appeal from the order approving this transaction on September 15, 2000. Net proceeds from the sale of $14.8 million were deposited into an interest-bearing escrow account for the benefit of FGC's secured creditors. Of the 25 leased properties included in the transaction, the Purchaser elected to assume 10 leasehold interests and rejected 15. The Company may decide to reject the leases of all or certain of the properties rejected by the Purchaser.

         Included in the loss for the period ended September 30, 2000 is a provision for loss on assets under Agreement of Sale amounting to $39.2 million, of which $32.8 million of the loss is included in reorganization items and $6.4 million is recorded as an extraordinary item. The 35 golf properties included in the sale to KLAK Golf, L.L.C.

         contributed $12.1 million to total revenue and a loss of $3.3 million to the net loss for the period ended September 30, 2000 and $17.5 million to total revenue and a loss of $4.4 million for the period ended September 30, 1999.

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles, except as otherwise disclosed, assume continuity of operations, that assets will be realized and liabilities will be discharged in the normal course of business. As a result of the Chapter 11 case and circumstances relating to this event, including the Company's debt structure, its recurring losses, and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainty. However, in connection with the Chapter 11 filing, the Company is required to report in accordance with Statement of Position 90-7 ("Financial Reporting by Entities in Reorganization Under the Bankruptcy Code") for financial statements for the period beginning May 4, 2000 and thereafter. Due to the Company's Chapter 11 filing, the value of certain of the Company's property and equipment, as well as goodwill, may be impaired. Additionally, the amounts reported on the consolidated condensed balance sheet could materially change as a result of a plan of reorganization or liquidation of assets, since such reported amounts do not give effect to adjustments to the carrying value of the underlying assets or amounts of liabilities that may ultimately result.

         In connection with the Company's decision to reject certain leases, the Company recorded a loss on the disposal of assets in the amount of $7.7 million and an impairment charge of $16.1 million during the period ended September 30, 2000.

         The interim financial statements, prepared in accordance with Statement of Position 90-7 ("Financial Reporting by Entities in Reorganization under the Bankruptcy Code") do not reflect adjustments that would be necessary if the going concern basis was not appropriate. If the going concern basis were not appropriate, significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses and the balance sheet classifications used. Additionally, the amounts reported could materially change because of a plan of reorganization or liquidation of assets, since the reported amounts in these interim consolidated financial statements do not give effect to adjustments to the carrying value of the underlying assets or amounts of liabilities that may ultimately result. The appropriateness of the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the provisions of the debtor-in-possession revolving credit agreements
         (the "DIP Facility") and the ability to generate sufficient cash from operations.

         In the Chapter 11 cases, the equity and liabilities of FGC as of the Petition Date are subject to compromise or other treatment under a plan of reorganization to be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The Debtors will notify all known claimants by the bar date, of their need to file a proof of claim with the Bankruptcy Court. A bar date is the date by which claims against the Company must be filed if the claimants wish to receive any distribution in the Chapter 11 cases. A bar date has not yet been established in the Chapter 11 cases. Differences between amounts shown by the Debtors and eventual claims filed by creditors will be investigated and will be either amicably resolved or adjudicated before the Bankruptcy
         Court. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and accordingly, are not presently determinable.

         Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, personal property leases and other pre-petition executory contracts, subject to Bankruptcy Court approval. Claims for damages resulting from the rejection of any such leases and other executory contracts may be subject to a separate bar date.

         The amount of liabilities reported on the condensed consolidated balance sheet may vary significantly from the stated amount of proofs of claim filed with the Bankruptcy Court and may be subject to future adjustment depending on Bankruptcy Court action, developments with respect to potential disputed claims, determination as to the value of any collateral securing claims, or other events.

         Reorganization items include professional fees for accounting, legal and consulting services provided to the Debtors, certain creditors and the Official Committee of Unsecured Creditors in connection with the Chapter 11 filing. Reorganization items also include a provision for loss on assets under the Agreement of Sale in connection with the sale of up to 35 golf properties to KLAK Golf, L.L.C. The Company recorded a loss of $39.2 million in connection with the sale, $32.8 million included in reorganization items and $6.4 million recorded as an extraordinary item.

         In the opinion of the Company's management, the accompanying unaudited consolidated condensed financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of its operations and cash flows for the nine-month periods ended September 30, 2000 and 1999, but are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications to the prior period's financial statements have been made to conform to classifications used in the current periods. For purposes of presentation, property, plant and equipment, including assets held for sale of $41,471 at December 31, 1999 have been combined at September 30, 2000, and expenses incurred through March 31, 2000 amounting to $1.8 million, in connection with the reorganization have been included with reorganization items through September 30, 2000.

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

         Certain information and footnote disclosures normally included in the Company's annual audited financial statements, prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in FGC's audited financial statements for the year ended December 31, 1999, which is included in its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed in April 2000.


         [2] PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements include the accounts of Family Golf Centers, Inc. and its wholly owned and majority owned subsidiaries herein referred to as "FGC" and the "Company". All significant intercompany transactions and accounts have been eliminated. Minority interests in the FGC's operations were insignificant.

         (NOTE B) DEBTOR IN POSSESSION FACILITY:

         In connection with the Company's Chapter 11 filing, the Debtors entered into a debtor-in-possession ("DIP") credit facility, dated June 2, 2000 (the "DIP Facility"), with The Chase Manhattan Bank acting for itself and as agent for a syndicate of banks. The DIP Facility, which has been approved by the Bankruptcy Court, provides for revolving credit loans up to a maximum of $15 million outstanding. The DIP Facility is available to the Debtors for working capital and to pay post-petition operating expenses. As of September 30, 2000, the Debtors borrowed $3.5 million under the DIP Facility.

         Amounts outstanding under the DIP Facility bear interest at a rate of approximately prime plus 1 1/2% per annum. The terms of the DIP Facility contain certain restrictive covenants including: limitations on the incurrence of additional guarantees, liens and indebtedness, and limitations on the sale of assets and the making of capital expenditures. The DIP Facility also requires that the Company meet certain minimum earnings before taxes and other expenses as defined. As of September 30, 2000, the Company was not in compliance with the covenants under the DIP Facility. Notwithstanding such non-compliance, the lenders have permitted the Company to continue to draw down under the existing Agreement but have reserved their rights to assert their remedies at any time, including the right to accelerate all of the Company's obligations under the DIP Facility. The Company is currently negotiating an amendment to the DIP Facility.

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

         (NOTE D) ASSET DISPOSITIONS:

         On August 1, 2000, the Parent and certain of its subsidiaries entered into an Agreement of Sale, as amended, (the "Agreement of Sale") to sell and assign its fee owned interests and the right to control the disposition of its leasehold interests in 35 golf properties to KLAK Golf, L.L.C. (the "Purchaser") for a purchase price of $16.2 million in cash. The Agreement of Sale was approved by the Bankruptcy Court at a hearing on August 14, 2000. The closing of this transaction occurred on October 5, 2000, despite the filing by ChinaTrust Bank (USA) of a notice of appeal from the order approving this transaction on September 15, 2000. Net proceeds from the sale of $14.8 million were deposited into an interest-bearing escrow account for the benefit of FGC's secured creditors.

         In the first quarter of 2000, the Company sold the assets of three golf facilities in Tucson, Arizona, Mesa, Arizona and Olympia, Washington as well as one ice rink facility in Simsbury, Connecticut. The Company also sold a golf school located in Hilton Head, South Carolina. The aggregate proceeds for these transactions were $9.5 million. Also, the Company also terminated its lease agreements at Colorado Springs, Colorado, Olney, Maryland and New York, New York. As of December 31, 1999 certain of these assets were classified as held for sale and the losses incurred in conjunction with their disposition were recorded in the year ended December 31, 1999.

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

         (NOTE E) BUSINESS SEGMENT INFORMATION:

         Information concerning operations by industry segment is as follows (dollars in thousands):

                                                        Golf        Non-Golf
                                                     Operations    Operations   Consolidated
                                                     ----------    ----------   ------------
         Nine months ended September 30, 2000
         Total revenue                                  78,024       25,729        103,753
         Operating loss                                (42,633)      (2,956)       (45,589)
         Depreciation and amortization                  11,382        3,975         15,357
         Identifiable assets                           263,049      119,202        382,251
         Capital expenditures                            7,251        1,578          8,829



         Nine months ended September 30, 1999
         Total revenue                                $100,963     $ 25,831      $ 126,794
         Operating income (loss)                       (69,742)         729        (69,013)
         Depreciation and amortization                  12,283        3,460         15,743
         Identifiable assets                           419,148      131,748        550,896
         Capital expenditures                           30,304       36,934         67,238

         Three  months ended September 30, 2000
         Total revenue                                  29,028        7,003         36,031
         Operating loss                                (24,610)      (4,757)       (29,367)
         Depreciation and amortization                   3,539        1,314          4,853

         Three months ended September 30, 1999
         Total revenue                                 $36,263     $  7,884        $44,147
         Operating loss                                (73,741)        (839)       (74,580)
         Depreciation and amortization                   5,056        1,291          6,347

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

         To date, no bar date has been set, therefore, liabilities subject to compromise do not include rejection damages and other potential claims. At September 30, 2000, liabilities subject to compromise were comprised of the following:

                                                                    (dollars in
                                                                     thousands)

         Borrowing under revolving credit facilities                  $127,687
         5 3/4% Convertible Subordinated Notes                         115,000
         Mortgage and other notes                                       60,404
         Accrued interest                                                5,469
         Accounts payable, accrued interest and
           Expenses and other liabilities                               23,649
         Less: Debt discount and debt acquisition cost                  (9,980)
                                                                      --------
                                                                      $322,229
                                                                      ========

         (NOTE G) ASSET IMPAIRMENT AND OTHER CHARGES:

         As a result of operating losses, the Company's management performed a review of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of' ("SFAS No. 121") and determined that events and changes in circumstances have resulted in the carrying amount of certain long-lived assets exceeding the sum of the expected future cash flows associated with such assets. The measurement of the impairment losses recognized was based on the difference between the fair value, net of estimated disposal costs, and the carrying amounts of the assets.

         In connection with such review a decision was made to exit various areas of operations that were underperforming. As of September 30, 2000, the Company identified 5 golf facilities where it intends to cease operations. The Company has recorded an impairment charge of $7.7 million to write down the carrying amount of such assets to their estimated fair value. There can be no assurance that the estimates of fair value used by the Company will approximate the actual selling price of such assets upon their sale or disposition. Further, the Company has also identified 21 underperforming golf facilities whose undiscounted future cash flows are not expected to result in the recovery of the carrying amount of such assets, resulting in an impairment charge of $16.1 million. In the aggregate the Company recorded $23.8 million in charges for write-downs of long-lived assets and related costs in the third quarter.

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto appearing elsewhere in the Report. The Report contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in the Report and include statements regarding the intent, belief or current expectations of the Company with respect to
         (i) the Company's acquisition and financing plans, (ii) trends affecting the Company's financial condition or results of operations,
         (iii) the impact of competition and (iv) the expansion and integration of certain operations. The Company cautions that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Report, including, without limitation, the information under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", and the information contained in the Company's Annual Report on Form 10-K for the year ended 1999 under "Risk Factors" and "Business" identifies important factors that could cause or contribute to such differences.


         CHAPTER 11 FILING, LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, we had cash, cash equivalents and short-term investments of $1.3 million, inclusive of restricted cash deposits compared to $3.5 million at December 31, 1999. The decrease of $2.2 million was due principally to operating losses incurred in the nine months ended September 30, 2000.

         Our outstanding indebtedness as of September 30, 2000 including 5 3/4% Convertible Subordinated Notes and other indebtedness of $304.1 million, bears interest at fixed and variable rates ranging from 5 3/4% to 11.5% per annum. However, as a result of the Chapter 11 filing, no principal or interest payments are being made on unsecured pre-petition debt. Interest on pre-petition unsecured obligations is not being accrued after the Petition Date. Such unaccrued interest amounts to $9.3 million through September 30, 2000. The Bankruptcy Court has authorized, and the Company has made, interest payments on certain secured debt from the Petition Date.

         On May 2, 2000 we received notices of default from our lenders under our $130 million credit facility and under our Bank of America loan agreement for our failure to make our monthly interest payments which were due on May 2, 2000. As a result of such defaults, the lenders declared all amounts under such loan facilities to be immediately due and payable. The lenders under of $130 million credit facility notified us that we were prohibited from making any payment to the holders of our 5 3/4% Convertible Subordinated Notes. Such defaults triggered cross-defaults under substantially all of the Company's senior indebtedness.

         On May 4, 2000, the Company, excluding its Canadian subsidiaries, filed petitions for relief under Chapter 11 of the United States
         Bankruptcy Code. The Company will continue to conduct business in the ordinary course as debtors-in-possession under the protection of the Bankruptcy Court while a plan of reorganization is developed.

         Requirements for the payment of debt, accounts payable and other liabilities that arose prior to the Chapter 11 filings are in most cases stayed while we are under the protection of the Bankruptcy Code. The Bankruptcy Court has issued an order authorizing the payment of certain pre-petition wages, employee benefits and other payments that are essential to our daily operations.

         On June 2, 2000 the Bankruptcy court approved a debtor-in-possession credit facility (the "DIP Facility") of $15 million from The Chase Manhattan Bank ("Chase") acting for itself and as agent for a syndicate of banks. Borrowings under the DIP Facility bear interest at a rate of approximately the prime rate plus 1 1/2% per annum. Borrowings under the DIP Facility are secured by a first perfected lien on all of our unencumbered assets, a senior priming lien on all of our pre-petition assets which were subject to existing liens under our $130 million credit facility with Chase and a junior lien on all of our assets which were subject to other existing perfected liens.

         The terms of the DIP Facility contain certain restrictive covenants including: limitations on the incurrence of additional guarantees, liens and indebtedness, and limitations on the sale of assets and the making of capital expenditures. The DIP Facility also requires that we meet certain minimum earnings before taxes and other expenses as defined. As of September 30, 2000, the Company was not in compliance with the covenants under the DIP Facility. Notwithstanding such non-compliance, the Lenders have permitted the Company to continue to draw down under the existing Agreement but have reserved their rights to assert their remedies at any time, including the right to accelerate all of the Company's obligations under the DIP Facility. The Company is currently negotiating an amendment to the DIP Facility.

         The DIP Facility is intended to provide the Company with cash and liquidity to ensure that it can conduct its operations and pay for goods and services in the normal course during the Chapter 11 proceedings. The Company's primary sources of liquidity are cash flow from operations and the DIP Facility.

         The Company's current cash flow projections indicate that by the end of this year it will have utilized substantially all of its availability under the DIP Facility. The Company can give no assurance that it will be able to obtain the additional liquidity needed in the first quarter of 2001 to continue its operations. The Company's management also believes that it is unlikely that the holders of its publicly traded equity will realize any recovery in a plan of reorganization or liquidation.

         The Company's net cash provided by operations during the nine months ended September 30, 2000 decreased by $11.1 million over the same period of the prior year due to the increase in losses in the period.

         Inventory decreased by $5.4 million due to a shortage of cash to purchase merchandise and the slow-down in shipments by merchandise vendors prior to the Petition Date.

         Capital expenditures for the nine months ended September 30, 2000 were principally for the ongoing construction of our Fremont, California and San Bruno, California sites and the improvement of existing facilities.

         Net cash used in financing activities of $3.8 million included net borrowings under the DIP facility of $3.5 million and $11.5 million of principal payments on mortgages and notes payable.

         GENERAL

         We operate golf centers in North America. Our golf centers provide a wide variety of practice and play opportunities including facilities for driving, chipping, putting, pitching and sand play. Our golf centers typically offer pro shops, golf lessons instructed by PGA-certified golf professionals and other amenities such as miniature golf and snack bars to encourage family participation. We have grown from one golf facility in 1992 to 103 as of September 30, 2000. In addition, in order to generate additional sources of revenue, attract a more diverse customer base and offset the seasonality of our core golf business, we also operate sports and family entertainment facilities, including ice rinks and "Family Sports Supercenters," which have two or more sports-related attractions, such as golf, ice rinks, bowling centers, soccer facilities and batting cages, as well as a variety of family entertainment activities. As of September 30, 2000, we owned, operated, managed or had under construction 103 golf facilities, and 16 ice rink and family entertainment facilities in 23 states and three Canadian provinces.

         Most of the revenue from our golf centers are derived from selling tokens and debit cards for use in automated range-ball dispensing machines, pro shop merchandise sales, charging for rounds of miniature golf, golf lessons and management fees. We also derive revenue from our golf centers from food and beverage sales, video games and batting cages. We derive revenue from our golf courses from golf club membership fees, fees from rounds of golf and golf lessons, pro shop merchandise sales and from food and beverage sales at the clubhouses. We derive revenue from our ice rinks by renting the rinks to hockey leagues and teams and figure skaters, charging admission to our skating facilities for public skating, providing lessons through USFSA-certified instructors, skate equipment rentals and pro shop merchandise sales, as well as from food and beverage sales and video games. We derive revenue from our Family Sports Supercenters from substantially the same sources as described above. As a result of their greater size and number of attractions, our Family Sports Supercenters generate significantly more revenue than individual golf centers, and generate a majority of their revenue in the first and fourth quarters of each calendar year.

         RESULTS OF OPERATIONS

         The following table sets forth selected operations data of the Company expressed as a percentage of total revenue (except for operating expenses which is expressed as a percentage of operating revenue and cost of merchandise sold which is expressed as a percentage of merchandise sales) for the periods indicated below:

                                                                    NINE MONTHS ENDED          THREE MONTHS ENDED
                                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                                    -----------------          -------------------
                                                                    2000         1999          2000           1999
                                                                    ----         ----          ----           ----

         Operating revenues                                         86.3%        76.4%         86.6%          77.1%
         Merchandise sales                                          13.7         23.6          13.4           22.9
                                                                  ------       ------        ------         ------
         Total revenue                                             100.0        100.0         100.0          100.0

         Operating expenses                                        109.5        100.0         109.5          120.6
         Cost of merchandise sold                                   77.0         98.1          76.0          154.4
         Selling, general and administrative expenses               10.7          9.2          10.4            9.2
         Loss on sales or disposal of assets                        29.9         45.8          66.1          131.5
         Loss before interest expense, other income,               (43.9)       (54.4)        (81.5)        (168.9)
         reorganization item, income taxes and extraordinary
         item
         Interest expense                                           12.5         11.0           4.2           14.9
         Other income                                                 .5           .5            .2             .4

         Loss before reorganization charges, income taxes,         (55.9)       (64.9)        (85.6)        (183.5)
         and extraordinary item
         Reorganization items:
           Professional and bank fees                                6.4            -           3.3              -
           Provision for loss on assets under contract
           for sale                                                 31.6            -             -              -
         Loss before income taxes and extraordinary                (93.9)       (64.9)        (88.9)        (183.5)
           item
         Income tax expense (benefit)                                 .5        (14.2)           .9          (39.6)
         Loss before extraordinary item                            (94.4)       (50.7)        (89.8)        (143.9)
         Extraordinary item - loss on disposition of                 6.3            -             -              -
          Pre-Combination Facilities
         Net loss                                                 (100.7)%      (50.7)%       (89.8)%       (143.9)%

         NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         We acquired and disposed of golf centers, ice rinks and family entertainment centers at varying times during the year, and as a result of the change in the number of facilities open from period to period, the comparison between 2000 and 1999 periods may not necessarily be meaningful.

         Total revenue for the nine months ended September 30, 2000 was $103.7 million as compared to $126.8 million for the same period in 1999, a decrease of $23.1 million (18%). The overall decrease in revenue was primarily attributable to credit restrictions placed on us by vendors and the liquidity constraints we faced during the nine months ended September 30, 2000. For the 95 golf centers operating for the initial nine months ended September 30, 2000 and 1999, total revenues decreased 16% to $69.2 million in the 2000 period from $86.8 million in the 1999 period. Operating revenues decreased by 5% to $56.8 million while merchandise sales decreased by 52% to $12.4 million

         The liquidity constraints we encountered during the nine months ended September 30, 2000 negatively impacted revenues in the period as follows: the inability to obtain current product from vendors significantly affected merchandise sales and driving range sales; lack of funds for advertising contributed to lower sales, particularly at the Family Entertainment Centers and newly renovated golf centers; and customer concern resulting from negative publicity about our financial condition impacted reservations for parties and other functions at our Family Sports Supercenters.

         Operating revenue, consisting of all sales except merchandise sales, amounted to $89.5 million for the nine months ended September 30, 2000, as compared to $96.9 million for the comparable 1999 period, a decrease of $7.4 million (7%).

         Merchandise sales, consisting of golf clubs, balls, bags, gloves, videos, apparel and related accessories, amounted to $14.2 million for the nine months ended September 30, 2000 as compared to $29.9 million for the comparable 1999 period, an decrease of $15.7 million (52%). The decrease in merchandise sales was primarily due to the lower level of merchandise available for sale.

         Operating expenses, consisting of operating wages and employee costs, land, rent, depreciation of golf driving range facilities and equipment, utilities and facility operating costs, increased to $98.0 million (109% of operating revenue) in the 2000 period from $96.8 million (100% of operating revenue) in the 1999 period, an increase of $1.2 million (1.2%). The increase in operating expenses was primarily due to scheduled rent increases and operating expenses incurred in connection with a family entertainment center which opened during the third quarter of 1999.

         The cost of merchandise sold decreased to $10.9 million (77% of merchandise sales) in the 2000 period from $29.4 million (98% of merchandise sales) in the comparable 1999 period. The overall decrease in the cost of merchandise sold of $18.5 million (62%) was primarily due to the lower level of merchandise sales.

         Selling, general and administrative expenses for the nine months ended September 30, 2000 amounted to $11.1 million (10.6% of total revenue) compared to $11.6 million (9.7% of total revenue) in the comparable 1999 period, a decrease of $573,000 (5%). The decrease in selling, general and administrative expenses are primarily attributable to less liquidity available for advertising and promotion during the nine months ended September 30, 2000.

         Interest expenses decreased to $12.9 million for the nine months ended September 30, 2000 from $13.9 million in the comparable 1999 period. Other income, including interest income, decreased to $491,000 in the 2000 period from $664,000 in the 1999 period, a decrease of $173,000.


         THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         We acquired and disposed of golf centers, ice rinks and family entertainment centers at varying times during the year, and as a result of the change in the number of facilities open from period to period, the comparison between the 2000 and 1999 periods may not necessarily be meaningful.

         Total revenue for the three months ended September 30, 2000 was $36.0 million as compared to $44.1 million for the same period in 1999, a decrease of $8.1 million (18%). The overall decrease in revenue was primarily attributable to credit restrictions placed on us by vendors and the liquidity constraints we faced during the three months ended September 30, 2000. Total revenue for the 98 golf centers operating for the full three months ended September 30, 2000 and 1999 decreased 16% to $26.7 million in the 2000 period from $32.0 million in the 1999 period. The decrease in revenues for these golf centers was primarily due to our liquidity constraints and credit restrictions placed on us by vendors during the three months ended September 30, 2000 and the sale or disposal of certain golf and ice facilities in the 2000 period.

         The liquidity crisis we encountered during the three months ended September 30, 2000 negatively impacted revenues in the period as follows: the inability to obtain current product from vendors significantly affected merchandise sales and driving range sales; lack of funds for advertising contributed to lower sales, particularly at the Family Entertainment Centers and newly renovated golf centers; and customer concern resulting from negative publicity about our financial condition impacted reservations for parties and other functions at the Family Entertainment Centers.

         Operating revenue, consisting of all sales except merchandise sales, amounted to $31.2 million for the three months ended September 30, 2000, as compared to $34.0 million for the comparable 1999 period, a decrease of $2.8 million (8%). Total operating revenue for the 98 golf centers operating for the full three months ended September 30, 2000 and 1999 decreased 4% to $22.3 million in the 2000 period from $23.1 million in the 1999 period.

         Merchandise sales, consisting of golf clubs, balls, bags, gloves, videos, apparel and related accessories, amounted to $4.8 million for three months ended September 30, 2000 as compared to $10.1 million for the comparable 1999 period, a decrease of $5.3 million (52%). The decrease in merchandise sales was primarily due to the Company's inability to obtain sufficient fresh product at its pro shops due to its liquidity problems. Total merchandise sales for the 98 golf centers operating for the three months ended September 30, 2000 and 1999 decreased 50% to $4.4 million in the 2000 period from $8.8 million in the 1999 period.

         Operating expenses, consisting of operating wages and employee costs, land rent, depreciation of golf driving ranges, skating and family entertainment facilities and equipment, utilities and all other facility operating costs, decreased to $34.1 million (109% of operating revenue) in the 2000 period from $41.1 million (121%) of operating revenue) in the 1999 period, a decrease of $7 million. The decrease in operating expenses was primarily due to the sale or disposal of certain golf and ice facilities in the 2000 period.

         The cost of merchandise sold decreased to $3.7 million (76% of merchandise sales) in the 2000 period from $15.6 million (154.4%) of merchandise sales) in the comparable 1999 period. The overall decrease in this cost of $11.9 million (77%) was primarily due to the lower level of merchandise sales, and a write down of inventory recorded by the Company in September 1999.

         Selling, general and administrative expenses for the three months ended September 30, 2000 amounted to $3.7 million (10.3% of total revenue) compared to $4 million (9.2% of total revenue) in the comparable 1999 period. The decrease in selling, general and administrative expenses is primarily attributable to less liquidity available for advertising and promotion during the three months ended September 30, 2000.

         Interest expense decreased to $1.5 million for the three months ended September 30, 2000 from $6.6 million in the comparable 1999 period. The decrease in interest expense was due primarily to the Chapter 11 filing and the Bankruptcy courts decision not to pay interest on unsecured pre-petition debt. Other income, including interest income, decreased to $69,000 in the 2000 period as compared to $170,000 in the 1999 period.

         TRENDS

         On May 4, 2000 (the Petition Date), FGC, excluding the Canadian subsidiaries, (the "Debtors") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy

         Court for the Southern District of New York. The Debtors are presently operating their respective businesses as debtors-in-possession.

         We anticipate that we will continue to incur significant professional fees and other restructuring costs in connection with the Chapter 11 proceeding and the ongoing restructuring of our business operations throughout fiscal year 2000. We also believe that revenues will be negatively impacted by reduced merchandise sales. Our ability to attract and retain personnel may also be negatively impacted by our current financial condition.

         Our current cash flow projections project that by the end of this year we will have utilized substantially all of our availability under the DIP Facility. The Company can give no assurance that it will be able to obtain the additional liquidity needed in the first quarter of next year.

         SEASONALITY

         Historically, the second and third quarters have accounted for a greater portion of the Company's revenues than have the first and fourth quarters of the year. This is primarily due to an outdoor playing season limited by inclement weather. Although most of the Company's facilities are designed to be all-weather, portions of the facilities, such as driving ranges and miniature golf courses that are outdoors, tend to be vulnerable to weather conditions. Also, golfers are less inclined to practice when weather conditions limit their ability to play golf on outdoor courses. The Company has acquired golf centers in various locations (Arizona, California, Florida, Georgia, North Carolina, South Carolina, Texas and Virginia) where inclement weather may not limit the outdoor season as much as weather limits the outdoor playing season at the Company's golf facilities in Northern states. In addition, the ice rink facilities and the Family Sports Supercenters are expected to generate a greater portion of their revenues in the first and fourth quarters of the years and accordingly, may partially offset such seasonality. The timing of new facility acquisitions and sales or dispositions may cause the Company's results of operations to vary significantly from quarter to quarter. Accordingly, period-to-period comparisons are not necessarily meaningful and should not be relied on as indicative of future results.

         INFLATION

         There was no significant impact on the Company's operations as a result of inflation during the nine months ended September 30, 2000.

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

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 NONE

         ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         On May 2, 2000 we received notices of default from our lenders under our $130 million credit facility and under the Bank of America loan agreement for the Company's failure to make its monthly interest payments which were due on May 1, 2000. As a result of such defaults, the lenders accelerated the Company's obligations under such loan agreements and, accordingly, all amounts outstanding were declared immediately due and payable. In addition, the lenders under the $130 million credit facility notified us that we were prohibited from making any payments to the holders of the 5 3/4% convertible subordinated notes. These defaults also triggered cross-defaults under substantially all of our senior indebtedness. On May 4, 2000, the Company, excluding its Canadian subsidiaries, filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court in the Southern District of New York. The filings were consolidated for joint administration.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       NONE

         ITEM 5.  OTHER INFORMATION

         The Company received notice from the NASDAQ Listing Qualifications Staff that it had determined that, given the Company's Chapter 11 filing, the continued listing of the Company's securities on the NASDAQ Stock Market was no longer warranted and, accordingly, the Company's securities were de-listed on June 1, 2000.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

         27       FINANCIAL DATA SCHEDULE

         (B)      REPORTS  ON FORM 8-K

                  Current Report on Form 8-K, dated August 28, 2000 and filed on August 30, 2000, reporting an Item 5 event.

                  Current Report on Form 8-K, dated June 1, 2000 and filed on June 7, 2000, reporting an Item 5 event.

         SIGNATURE


                  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         Dated:   __________, 2000
                  Melville, NY


                                         FAMILY GOLF CENTERS, INC.
                                               (Registrant)




                                         By:________________________
                                             Margaret M. Santorufo
                                             Vice President &
                                             Chief Accounting Officer






                                         By:________________________
                                             Pamela S. Charles
                                             Vice President and General Counsel